Form 10-Q
period 2008-03-31
Corporate Equity Investments, Inc.
filed 2008-05-15
CIK 1413181

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the transition period from ___________ to ___________

Commission file number 000-52822

CORPORATE EQUITY INVESTMENTS, INC.

(Exact name of small business issuer as specified in its charter)

Florida	20-8090735
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

5775 Blue Lagoon Drive Suite 100 Miami, Florida	33126
(Address of principal executive offices)	(Zip Code)

(786) 888-4567
(Issuer’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☑     No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2008
Common Stock, $.001 par value per share	4,060,000 shares

CORPORATE EQUITY INVESTMENTS, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements.
Corporate Equity Investments, Inc.
 (A Development Stage Company)
Financial Statements
March 31, 2008
(Unaudited)

CONTENTS
Page
Financial Statements:
Balance Sheets - As of March 31, 2008 (Unaudited) and December 31, 2007 (Audited)	4

Statements of Operations -
For the three months ended March 31, 2008 and 2007 and for the period from December 22, 2006 (inception) to March 31, 2008 (Unaudited)	5

Statements of Cash Flows -
For the three months ended March 31, 2008 and 2007 and for the period from December 22, 2006 (inception) to March 31, 2008 (Unaudited)	6

Notes to Financial Statements (Unaudited)	7

Corporate Equity Investments, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2008	December 31, 2007
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$1,370	$1,150
Total Current Assets	1,370	1,150

Total Assets	$1,370	$1,150

Liabilities and Stockholders’ Deficit

Current Liabilities
Accrued expenses	$335	$-
Due to related parties	19,855	11,687
Total Current Liabilities	20,190	11,687

Stockholders’ Deficit
Preferred stock ( no par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized,
4,060,000 shares issued and outstanding at March 31, 2008 and 4,000,000 shares issued and outstanding at December 31, 2007	4,060	4,000
Additional paid in capital	2,119	680
Deficit accumulated during development stage	(24,999)	(15,217)
Total Stockholders’ Deficit	(18,820)	(10,537)

Total Liabilities and Stockholders’ Deficit	$1,370	$1,150

See accompanying notes to unaudited financial statements

Corporate Equity Investments, Inc.
(A Development Stage Company)
Statement of Operations
(Unaudited)

	For the Three Months Ended March 31,		For the Period from December 22, 2006 (inception) to
	2008	2007	March 31, 2008

Revenues	$-	$-	$-

Operating expenses
General and administrative	9,783	445	24,999
Total operating expenses	9,783	445	24,999

Loss from operations	(9,783)	(445)	(24,999)

Net loss	$(9,783)	$(445)	$(24,999)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year - basic	4,025,333	2,000,000	3,054,366

See accompanying notes to unaudited financial statements

Corporate Equity Investments, Inc.
(A Development Stage Company)
Statement of Cash Flows
(Unaudited)

	For the Three Months Ended March 31,		For the period from December 22, 2006 ( Inception ) to
	2008	2007	March 31, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(9,783)	$(445)	$(24,999)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services - related party		400	679
Increase in:
Accrued expenses	335	-	335
Due to related party	8,168	-	19,855
Net Cash Used In Operating Activities	(1,280)	(45)	(4,130)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,500	-	5,500
Net Cash Provided By Financing Activities	1,500	-	5,500

Net increase (decrease) in cash	220	(45)	1,370

Cash - beginning of period	1,150	2,000	-

Cash - end of period	$1,370	$1,955	$1,370

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements

Corporate Equity Investments, Inc.
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-KSB, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2007.  The interim results for the period ended March 31, 2008 are not necessarily indicative of the results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

Corporate Equity Investments, Inc. (the "Company"), was incorporated in Florida on December 22, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party equity-based financing and development of the business plan.  At March 31, 2008, the Company had not yet commenced operations.

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

Corporate Equity Investments, Inc.
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited)

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  At March 31, 2008, the Company had no cash equivalents.

Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted earnings/(loss) per share is computed by dividing net income/(loss) by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2008, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Reclassifications

Certain amounts in the year 2007 financial statements have been reclassified to conform to the year 2008 presentation.  The results of these reclassifications did not materially affect the Company’s financial position, results of operations or cash flows.

Recent Accounting Pronouncements

In September 2006, the FASB issued SFAS No. 157, “Fair Value Measurements”, which clarifies the principle that fair value should be based on the assumptions that market participants would use when pricing an asset or liability.  It also defines fair value and established a hierarchy that prioritizes the information used to develop assumptions.  SFAS No. 157 is effective for financial statements issued for fiscal years beginning after November 15, 2007.  The Company does not expect SFAS No. 157 to have a material impact on its financial position, results of operations or cash flows.

In February 2007, the FASB issued SFAS 159, “The Fair Value Option for Financial Assets and Financial Liabilities”, which permits entities to choose to measure many financial instruments and certain other items at fair value. The unrealized gains and losses on items for which the fair value option has been elected should be reported in earnings.  The decision to elect the fair value option is determined on an instrument-by-instrument basis, should be applied to an entire instrument and is irrevocable.  Assets and liabilities measured at fair values pursuant to the fair value option should be reported separately in the balance sheet from those instruments measured using other measurement attributes.  SFAS No. 159 is effective as of the beginning of the Company’s 2008 fiscal year. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

Corporate Equity Investments, Inc.
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited)

In December 2007, the FASB issued SFAS No. 160, “Noncontrolling Interests in Consolidated Financial Statements, an amendment of Accounting Research Bulletin No 51” (SFAS 160). SFAS 160 establishes accounting and reporting standards for ownership interests in subsidiaries held by parties other than the parent, changes in a parent’s ownership of a noncontrolling interest, calculation and disclosure of the consolidated net income attributable to the parent and the noncontrolling interest, changes in a parent’s ownership interest while the parent retains its controlling financial interest and fair value measurement of any retained noncontrolling equity investment. SFAS 160 is effective for financial statements issued for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. Early adoption is prohibited. The adoption of SFAS No. 160 is not expected to have a material effect on its financial position, results of operations or cash flows.

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161 “Disclosures about Derivative Instruments and Hedging Activities—An Amendment of FASB Statement No. 133.” (“SFAS 161”). SFAS 161 establishes the disclosure requirements for derivative instruments and for hedging activities with the intent to provide financial statement users with an enhanced understanding of the entity’s use of derivative instruments, the accounting of derivative instruments and related hedged items under Statement 133 and its related interpretations, and the effects of these instruments on the entity’s financial position, financial performance, and cash flows. This statement is effective for financial statements issued for fiscal years beginning after November 15, 2008. We do not expect its adoption will have a material impact on our financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Corporate Equity Investments, Inc.
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited)

Note 3 Related Party Transactions

The Company has a $19,855 note payable to related parties.  The note is non-interest bearing with no set repayment date.

Note 4 Stockholders’ Equity (Deficit)

(A)  Common Stock Issuance for Cash

(1)   Year ended December 31, 2006

On December 22, 2006, the Company issued 2,000,000 shares of common stock, par value $.001 per share, to its founding shareholders in exchange for $2,000 in cash.

(2)  Year ended December 31, 2007

On July 31, 2007, the Company issued 2,000,000 shares of common stock, par value $.001 per share, to an individual in exchange for $2,000 in cash.

(3) Period ended March 31, 2008

On February 22, 2008, the Company issued 60,000 shares of common stock, par value $.001 per share, in exchange for $1,500 in cash.

Corporate Equity Investments, Inc.
 (A Development Stage Company)
Notes to Financial Statements
March 31, 2008
(Unaudited)

(B)  Contributed Capital – Related Party
(1)  Year ended December 31, 2006

During 2006, a related party of the Company’s president paid $70 for certain general and administrative expenses on behalf of the Company.

(2)  Period ended September 30, 2007

During 2007, a related party of the Company’s President contributed professional services to the Company aggregating $400.  The value of services was based upon the fair value of the services provided.

During 2007, a related party of the Company’s President paid $210 for certain general and administrative expenses on behalf of the Company.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations.

CAUTIONARY NOTE REGARDING FORWARD-LOOKING STATEMENTS

The information presented in Item 2 contains forward-looking statements. You should understand that forward-looking statements are only predictions reflecting our current beliefs and are based on information currently available to us. Although we believe that the assumptions reflected in our forward-looking statements are reasonable, we cannot guarantee future results, levels of activity, performance or achievements.

You can identify a forward-looking statement by our use of a word such as “may”, “will”, “should”, “could”, “anticipate”, “believe”, “estimate”, “expect”, “intend”, “plan”, “predict”, “project”, “propose”, “potential” “continue” and similar terms and expressions, or the negative of these words or other variations on these words or comparable terminology.

In evaluating a forward-looking statement, you should understand that a forward looking statement involves known and unknown risks, uncertainties, contingencies, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statement. Known risks related to an investment in our Company, risks related to our business, and risks related to our securities are identified in our Form 10-SB12G as amended and are incorporated herein by reference. You should also understand that we have no obligation and do not undertake to update or revise forward-looking statements made in this Report to reflect events or circumstances occurring after the date of this Report.

Background

Corporate Equity Investments, Inc. (the "Company", "our", "us" or "we") was incorporated under the laws of the State of Florida on December 22, 2006. We have been in the developmental stage since inception and have conducted virtually no business operations, other than organizational and administrative activities.  We have no full-time employees and own no real estate or personal property.  We were formed as a vehicle to pursue a business combination but have not entered into a letter of intent concerning any target business. Our business purpose is to seek the acquisition of, or merger with, an existing company. We have been seeking a suitable acquisition or merger candidate since November 21, 2007, the day after our Form 10-SB12G registration statement, as amended, went effective.

Our discussion of the proposed business under this caption and throughout this Form 10-Q is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

Description of Business

Based on our business activities, we are a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines such companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. No trading market currently exists for our securities, and Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, or to register any securities under the Securities Act or state blue sky laws or the regulations thereunder until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Since the effective date of our registration statement on Form 10-SB12G, as amended, we have had preliminary contact or discussions with representatives of several entities regarding a possible business combination with us. To date, we have not entered into a term sheet with any entity.  Any target business that is selected may be a financially unstable company or an entity in its early stages of development or growth, including entities without established records of sales or earnings. In that event, we will be subject to numerous risks inherent in the business and operations of financially unstable and early stage or potential emerging growth companies. In addition, we may effect a business combination with an entity in an industry characterized by a high level of risk, and, although our management will endeavor to evaluate the risks inherent in a particular target business, there can be no assurance that we will properly ascertain or assess all significant risks.

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

The Company may consider a business which has recently commenced operations, is a developing company in need of additional funds for expansion into new products or markets, is seeking to develop a new product or service, or is an established business which may be experiencing financial or operating difficulties and is in need of additional capital. In the alternative, a business combination may involve the acquisition of, or merger with, a company which does not need substantial additional capital, but which desires to establish a public trading market for its shares, while avoiding, among other things, the time delays, significant expense, and loss of voting control which may occur in a public offering.

Liquidity and Capital Resources

As of March 31, 2008, the Company had assets equal to $1,370 comprised exclusively of cash and cash equivalents. This compares with assets of $1,150, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of March 31, 2008 totaled $20,190, comprised of accrued expenses and related party loans. This compares to the Company’s current liabilities as of December 31, 2007 of $11,687. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

			Cumulative Period From December 22, 2006 (Inception) to March 31, 2008
	Three months Ended March 31,
	2008	2007

Net cash used in operating activities	$(1,280)	$(45)	$(4,130)
Net cash used in investing activities	0	0	0
Net cash provided by financing activities	1,500	0	5,500
Net effect on cash	220	(45)	1,370

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investments or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. Recurring expenses, which include accounting, auditing, legal, and administrative expenses, have averaged $1,667 per month since December 22, 2006, are expected to continue for until such time as we execute our business plan to acquire or merge with a private operating company.  In addition, the Company is dependent upon its largest shareholders and new investors to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 22, 2006 (Inception) to March 31, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2008, the Company had a net loss of approximately $9,783, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing on March 26, 2008 of the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007. This compares with a net loss of approximately $445 for the three months ending March 31, 2007 comprised mostly of legal, accounting, audit and other professional service fees of $445 incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G filed in September 2007 and its one amendment.

For the period from December 22, 2006 (Inception) to March 31, 2008, the Company had a net loss of $24,999, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G in September 2007 and its one amendment and the filing of the Company’s annual report on Form 10-KSB.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on the Company’s financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Contractual Obligations

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide this information.

Item 3. Quantitative and Qualitative Disclosures About Market Risk.

As a “smaller reporting company” as defined by Item 10 of Regulation S-K, the Company is not required to provide information required by this Item.

Item 4T. Controls and Procedures.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of March 31, 2008, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Commission.

In connection with its evaluation during the quarterly period ended March 31, 2008, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the reporting period, the Company sold 60,000 shares of common stock at $0.025 per share to six accredited investors pursuant to Regulation D. All of the transactions were paid for in cash. All of the share certificates issued contain a restrictive legend. Neither the Company nor any person acting on its behalf offered or sold the securities by any form of general solicitation or general advertising. No underwriting discounts or commissions were paid to any party by the Company.

Date	No. of Shares	Price Per Share	Aggregate Price	Exemption

1-06-08	20,000	$0.025	$500.00	Reg. D 506
1-07-08	20,000	$0.025	$500.00	Reg. D 506
1-12-08	10,000	$0.025	$250.00	Reg. D 506
1-16-08	10,000	$0.025	$250.00	Reg. D 506

Item 6. Exhibits

(a) Exhibits

Description

4.1	Regulation D Subscription Agreement
4.2	Regulation S Subscription Agreement
31.1	13a-14(a)-15d-14(a) Certification – Luz M. Weigel
31.2	13a-14(a)-15d-14(a) Certification - Luz M. Weigel
32.1	18 U.S.C. § 1350 Certification - Luz M. Weigel
32.2	18 U.S.C. § 1350 Certification - Luz M. Weigel

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE EQUITY INVESTMENTS, INC.

Date: May 15, 2008	By:	/s/ Luz M. Weigel
Luz M. Weigel
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)