Form 10-Q
period 2008-06-30
Corporate Equity Investments, Inc.
filed 2008-08-11
CIK 1413181

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2008
Common Stock, $.001 par value per share	4,060,000 shares

CORPORATE EQUITY INVESTMENTS, INC.

Item 1. Financial Statements (unaudited).

Corporate Equity Investments, Inc.
(A Development Stage Company)
Financial Statements

June 30, 2008
(Unaudited)

CONTENTS
Pages
Financial Statements:
Balance Sheets - As of June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	4

Statements of Operations - For the three and six months ended June 30, 2008 and 2007 and for the period from December 22, 2006 (inception) to June 30, 2008 (Unaudited)

5

Statements of Cash Flows - For the six months ended June 30, 2008 and 2007 and for the period from December 22, 2006 (inception) to June 30, 2008 (Unaudited)

6

Notes to Financial Statements (Unaudited)	7

Corporate Equity Investments, Inc.
(A Development Stage Company)
Balance Sheets

	June 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$35	$1,150
Deposit on hand	$-	250
Total Current Assets	35	1,400

Total Assets	$35	$1,400

Liabilities and Stockholders’ Deficit

Current Liabilities
Accounts Payable	$2,865	$-
Due to related parties	21,856	11,687
Deposit on unissued stock	-	250
Total Current Liabilities	24,721	11,937

Stockholders’ Deficit
Preferred stock ( no par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized,
4,060,000 shares issued and outstanding at June 30, 2008 and
4,000,000 shares issued and outstanding at December 31, 2007)	4,060	4,000
Additional paid in capital	2,119	680
Deficit accumulated during development stage	(30,865)	(15,217)
Total Stockholders’ Deficit	(24,686)	(10,537)

Total Liabilities and Stockholders’ Deficit	$35	$1,400

Corporate Equity Investments, Inc.
(A Development Stage Company)
Statements of Operations
(Unaudited)

	For the Three Months Ended June 30,		For the Six Months Ended June 30,		For the Period from December 22, 2006 (inception) to
	2008	2007	2008	2007	June 30, 2008

Revenues	$-	$-	-	-	$-

Operating expenses
General and administrative	5,866	490	15,649	935	30,865
Total operating expenses	5,866	490	15,649	935	30,865

Loss from operations	(5,866)	(490)	(15,649)	(935)	(30,865)

Net loss	$(5,866)	$(490)	$(15,649)	$(935)	$(30,865)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year - basic	4,060,000	2,000,000	4,042,762	2,000,000	3,218,957

Corporate Equity Investments, Inc.
(A Development Stage Company)
Statements of Cash Flows
(Unaudited)

	For the Six Months Ended June 30,		For the period from December 22, 2006 ( Inception ) to
	2008	2007	June 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(15,649)	$(935)	$(30,865)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services - related party	-	-	679
Increase in:
Accounts Payable	2,865	-	2,865
Due to related party	10,169	610	21,856
Net Cash Used In Operating Activities	(2,615)	(325)	(5,465)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,500	-	5,500
Net Cash Provided By Financing Activities	1,500	-	5,500

Net increase (decrease) in cash	(1,115)	(325)	35

Cash - beginning of period	1,150	2,000	-

Cash - end of period	$35	$1,675	$35

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Corporate Equity Investments, Inc.
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2008
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2007.  The interim results for the period ended June 30, 2008 are not necessarily indicative of the results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

Corporate Equity Investments, Inc. (the “Company”), was incorporated in Florida on December 22, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activites during the development stage primarily include related party equity-based financing and development of the business plan. At June 30, 2008 the Company had not yet commenced operations.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At June 30, 2008, the Company has no cash equivalents.

Corporate Equity Investments, Inc.
 (A Development Stage Company)
Notes to Financial Statements
June 30, 2008
(Unaudited)
Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2008, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

In February 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards No. 159, “The Fair Value Option for Financial Assets and Financial Liabilities — Including an Amendment of FASB Statement No. 115” (“SFAS 159”). This standard permits an entity to measure financial instruments and certain other items at estimated fair value. Most of the provisions of SFAS No. 159 are elective; however, the amendment to FASB No. 115, “Accounting for Certain Investments in Debt and Equity Securities,” applies to all entities that own trading and available-for-sale securities. The fair value option created by SFAS 159 permits an entity to measure eligible items at fair value as of specified election dates. The fair value option (a) may generally be applied instrument by instrument, (b) is irrevocable unless a new election date occurs, and (c) must be applied to the entire instrument and not to only a portion of the instrument. SFAS 159 is effective as of the beginning of the first fiscal year that begins after November 15, 2007. Early adoption is permitted as of the beginning of the previous fiscal year provided that the entity (i) makes that choice in the first 120 days of that year, (ii) has not yet issued financial statements for any interim period of such year, and (iii) elects to apply the provisions of FASB 157. Management is currently evaluating the impact of SFAS 159, if any, on the Company’s financial statements. The adoption of SFAS No. 159 is not expected to have a material effect on its financial position, results of operations or cash flows.

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
June 30, 2008
(Unaudited)

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

In May 2008, the FASB issued SFAS No. 162, “The Hierarchy of Generally Accepted Accounting Principles” (SFAS 162”).  SFAS 162 identifies the sources of accounting principles and the framework for selecting principles to be used in the preparation of financial statements of nongovernmental entities that are presented in conformity with generally accepted accounting principles in the United States.  This statement is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board’s amendments to AU section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles.  The Company is currently evaluating the impact of SFAS 162, but does not expect the adoption of this pronouncement will have a material impact on its financial position, results of operations or cash flows.

In May 2008, the Financial Accounting Standards Board issued SFAS No. 163, “Accounting for Financial Guarantee Insurance Contracts – An interpretation of FASB Statement No. 60” (“SFAS 163”). SFAS 163 requires that an insurance enterprise recognize a claim liability prior to an event of default when there is evidence that credit deterioration has occurred in an insured financial obligation. It also clarifies how Statement 60 applies to financial guarantee insurance contracts, including the recognition and measurement to be used to account for premium revenue and claim liabilities, and requires expanded disclosures about financial guarantee insurance contracts. It is effective for financial statements issued for fiscal years beginning after December 15, 2008, except for some disclosures about the insurance enterprise’s risk-management activities. SFAS 163 requires that disclosures about the risk-management activities of the insurance enterprise be effective for the first period beginning after issuance. Except for those disclosures, earlier application is not permitted.  The adoption of SFAS No. 163 is not expected to have a material effect on its financial position, results of operations or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Related Party Transactions

The Company has a $21,856 note payable to related parties.  The note is non-interest bearing with no set repayment date.

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

(3) Period ended June 30, 2008

On February 22, 2008, the Company issued 60,000 shares of common stock, par value $.001 per share, in exchange for $1,500 in cash.

(B)	Contributed Capital – Related Party

(1)  Year ended December 31, 2006

During 2006, a related party of the Company’s president paid $70 for certain general and administrative expenses on behalf of the Company.

(2)  Year ended December 31, 2007

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

Liquidity and Capital Resources

As of June 30, 2008, the Company had assets equal to $35 comprised exclusively of cash and cash equivalents. This compares with assets of $1,150, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of June 30, 2008 totaled $24,721, comprised of accounts payable and related party loans. This compares to the Company’s current liabilities as of December 31, 2007 of $11,687. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

			Cumulative Period From December 22, 2006 (Inception) to June 30, 2008
	Six months Ended June 30,
	2008	2007

Net cash used in operating activities	$(2,615)	$(325)	$(5,465)
Net cash used in investing activities	0	0	0
Net cash provided by financing activities	1,500	0	5,500
Net effect on cash	(1,115)	(325)	35

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investments or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. Recurring expenses, which include accounting, auditing, legal, and administrative expenses, have averaged $1,715 per month since December 22, 2006, are expected to continue for until such time as we execute our business plan to acquire or merge with a private operating company.  In addition, the Company is dependent upon its largest shareholders and new investors to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 22, 2006 (Inception) to June 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the six months ending June 30, 2008, the Company had a net loss of approximately $15,649, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing on March 12, 2008 of the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007. This compares with a net loss of approximately $935 for the six months ending June 30, 2007 comprised mostly of legal, accounting, audit and other professional service fees of $445 incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G filed in September 2007 and its one amendment.

For the period from December 22, 2006 (Inception) to June 30, 2008, the Company had a net loss of $30,865, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G in September 2007 and its one amendment and the filing of the Company’s annual report on Form 10-KSB.

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

Item 4T. Controls.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of June 30, 2008, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Commission.

In connection with its evaluation during the quarterly period ended June 30, 2008, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II OTHER INFORMATION

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

During the prior reporting period, the Company sold 60,000 shares of common stock at $0.025 per share for a total amount raised of $1,500. The Company applied the proceeds to its ongoing administrative expenses.

Item 6. Exhibits

(a) Exhibits

Description

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

CORPORATE EQUITY INVESTMENTS, INC.

Date: August 11, 2008	By:	/s/ Luz M. Weigel
Luz M. Weigel
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)