Form 10-Q
period 2008-09-30
Corporate Equity Investments, Inc.
filed 2008-10-27
CIK 1413181

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2008

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at September 30, 2008
Common Stock, $.001 par value per share	4,060,000 shares

CORPORATE EQUITY INVESTMENTS, INC.

Item 1. Financial Statements (unaudited).

Corporate Equity Investments, Inc.
(A Development Stage Company)
Condensed Financial Statements

September 30, 2008
(Unaudited)

CONTENTS
Pages
Condensed Financial Statements:
Condensed Balance Sheets - As of June 30, 2008 (Unaudited) and December 31, 2007 (Audited)	4

Condensed Statements of Operations - For the three and six months ended September 30, 2008 and 2007 and for the period from December 22, 2006 (inception) to September 30, 2008 (Unaudited)

5

Condensed Statements of Cash Flows - For the six months ended September 30, 2008 and 2007 and for the period from December 22, 2006 (inception) to September 30, 2008 (Unaudited)

6

Notes to Financial Statements (Unaudited)	7

Corporate Equity Investments, Inc.
(A Development Stage Company)
Condensed Balance Sheets

	September 30, 2008	December 31, 2007
	(Unaudited)	(Audited)

Assets

Current Assets
Cash	$170	$1,150
Deposit on hand	-	250
Total Current Assets	170	1,400

Total Assets	$170	$1,400

Liabilities and Stockholders’ Deficit

Current Liabilities
Due to related parties	$27,594	$11,687
Deposit on unissued stock	-	250
Total Current Liabilities	27,594	11,937

Stockholders’ Deficit
Preferred stock ( no par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized,
4,060,000 shares issued and outstanding at September 30, 2008 and
4,000,000 shares issued and outstanding at December 31, 2007)	4,060	4,000
Additional paid in capital	2,119	680
Deficit accumulated during development stage	(33,603)	(15,217)
Total Stockholders’ Deficit	(27,424)	(10,537)

Total Liabilities and Stockholders’ Deficit	$170	$1,400

See accompanying notes to unaudited financial statements

Corporate Equity Investments, Inc.
(A Development Stage Company)
Condensed Statement of Operations
(Unaudited)

	For the Three Months Ended September 30,		For the Nine Months Ended September 30,		For the Period from December 22, 2006 (inception) to
	2008	2007	2008	2007	September 30, 2008

Revenues	$-	$-	$-	$-	$-

Operating expenses
General and administrative	2,738	9,566	18,387	10,501	33,603
Total operating expenses	2,738	9,566	18,387	10,501	33,603

Loss from operations	(2,738)	(9,566)	(18,387)	(10,501)	(33,603)

Net loss	$(2,738)	$(9,566)	$(18,387)	$(10,501)	$(33,603)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding during the year - basic and diluted	4,060,000	3,326,087	4,048,394	2,446,886	3,338,364

See accompanying notes to unaudited financial statements

Corporate Equity Investments, Inc.
(A Development Stage Company)
Condensed Statement of Cash Flows
(Unaudited)

	For the Nine Months Ended September 30,		For the period from December 22, 2006 ( Inception ) to
	2008	2007	September 30, 2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(18,387)	$(10,501)	$(33,603)
Adjustments to reconcile net loss to net cash used in operating activities:
Contributed services - related party	-	610	679
(Increase) decrease in:
Deposit on hand	250	-	-
Increase (decrease) in:
Accounts Payable	-	525	-
Due to related party	15,907	5,541	27,594
Deposit on unissued stock	(250)	-	-
Net Cash Used In Operating Activities	(2,480)	(3,825)	(5,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock	1,500	2,000	5,500
Net Cash Provided By Financing Activities	1,500	2,000	5,500

Net increase (decrease) in cash	(980)	(1,825)	170

Cash - beginning of period	1,150	2,000	-

Cash - end of period	$170	$175	$170

Supplemental Disclosure of Cash Flow Information
Cash paid during the period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements

Corporate Equity Investments, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008 (Unaudited)

Note 1 Basis of Presentation

The accompanying unaudited condensed financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation. The results for the interim period are not necessarily indicative of the results to be expected for the full year.

The unaudited interim condensed financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2007.  The interim results for the period ended September 30, 2008 are not necessarily indicative of the results for the year ending December 31, 2008.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

Corporate Equity Investments, Inc. (the “Company”), was incorporated in Florida on December 22, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business.

Development Stage

The Company's condensed financial statements are presented as those of a development stage enterprise. Activites during the development stage primarily include related party equity-based financing and development of the business plan. At September 30, 2008 the Company had not yet commenced operations.

Use of estimates

The preparation of condensed financial statements in conformity with generally accepted accounting principles in the United States of America, requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For purposes of the condensed statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At September 30, 2008, the Company has no cash equivalents.

Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2008, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Corporate Equity Investments, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008 (Unaudited)

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
September 30, 2008 (Unaudited)

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

Note 3 Related Party Transactions

The Company has a $27,594 note payable to related parties.  The note is non-interest bearing with no set repayment date.

Note 4 Going Concern

As reflected in the accompanying condensed financial statements, the Company has a net loss of $18,387 and net cash used in operations of $2,480 for the nine months ended September 30, 2008; and a working capital deficit of $27,424, a deficit accumulated during the development stage of $33,603 and a stockholders’ deficit of $27,424 at September 30, 2008.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These condensed financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

Note 5 Stockholders’ Equity

(A) Common Stock Issuance for Cash

(1)  Year ended December 31, 2006

On December 22, 2006, the Company issued 2,000,000 shares of common stock, par value $.001 per share, to its founding shareholders in exchange for $2,000 in cash.

Corporate Equity Investments, Inc.
(A Development Stage Company)
Notes to Financial Statements
September 30, 2008 (Unaudited)

(2)  Year ended December 31, 2007

On July 31, 2007, the Company issued 2,000,000 shares of common stock, par value $.001 per share, to an individual in exchange for $2,000 in cash.

(3) Period ended September 30, 2008

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

Liquidity and Capital Resources

As of September 30, 2008, the Company had assets equal to $170 comprised exclusively of cash and cash equivalents. This compares with assets of $1,400, comprised exclusively of cash and cash equivalents, as of December 31, 2007. The Company’s current liabilities as of September 30, 2008 totaled $27,594, comprised of accounts payable and related party loans. This compares to the Company’s current liabilities as of December 31, 2007 of $11,937. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:
			Cumulative Period From December 22, 2006 (Inception) to September 30, 2008
	Nine months Ended September 30,
	2008	2007

Net cash used in operating activities	$(2,480)	$(3,825)	$(5,330)
Net cash used in investing activities	0	0	0
Net cash provided by financing activities	1,500	2,000	5,500
Net effect on cash	(980)	(1,825)	170

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investments or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. Recurring expenses, which include accounting, auditing, legal, and administrative expenses, have averaged $1,600 per month since December 22, 2006, are expected to continue for until such time as we execute our business plan to acquire or merge with a private operating company.  In addition, the Company is dependent upon its largest shareholders and new investors to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 22, 2006 (Inception) to September 30, 2008. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the nine months ending September 30, 2008, the Company had a net loss of approximately $18,387 consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing on March 12, 2008 of the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007 and the filing of the Company’s quarterly reports. This compares with a net loss of approximately $10,501 for the nine months ending September 30, 2007 comprised mostly of legal, accounting, audit and other professional service fees of $445 incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G filed in September 2007 and its one amendment.

For the period from December 22, 2006 (Inception) to September 30, 2008, the Company had a net loss of $33,603, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G in September 2007 and its one amendment and the filing of the Company’s annual report on Form 10-KSB and the filing of quarterly reports.

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

Item 4T. Controls.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and has concluded that the disclosure controls and procedures, as of September 30, 2008, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Commission.

In connection with its evaluation during the quarterly period ended September 30, 2008, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

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

CORPORATE EQUITY INVESTMENTS, INC.

Date: October 23, 2008	By:	/s/ Luz M. Weigel
Luz M. Weigel
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)