Form 10-K
period 2008-12-31
Corporate Equity Investments, Inc.
filed 2009-03-24
CIK 1413181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K

(Mark one)
☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.
For the Fiscal Year Ended December 31, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934.

CORPORATE EQUITY INVESTMENTS, INC.
(Exact name of registrant as specified in its charter)

Florida	20-8090735
(State or other jurisdiction of	(IRS Employer
incorporation of organization)	Identification No.)

5775 Blue Lagoon Drive, Suite 100, Miami, FL	33126
(Address of principal executive offices)	(Zip Code)

Issuer's telephone number: (786) 888-4567

Securities to be registered under Section 12(b) of the Act:                                                                                                           None

Title of each class	Name of each exchange
on which registered

Securities to be registered under Section 12(g) of the Act:

Common Stock, Par Value $.001 Per Share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☐ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☐ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. ☒ Yes ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by checkmark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). ☒ Yes ☐ No

The aggregate market value of the voting and non-voting common equity held by non-affiliates computed by reference to the price at which the common equity was sold as of March 13, 2008 was $1,500.

The number of shares outstanding of the issuer’s common stock as of latest practicable date was 4,060,000 shares.

ITEM 1.  BUSINESS.

General Development of Business

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

Due to our small size and limited amount of capital, our ability to raise additional capital, if and when needed, could be constrained.  Until such time as any enterprise, product or service which we acquire generates revenues sufficient to cover operating costs, it is conceivable that we could find ourselves in a situation where we need additional funds in order to continue our operations. This need could arise at a time when we are unable to borrow funds and when market acceptance for the sale of additional shares of our common stock does not exist.  See Item 7, "Management's Discussion and Analysis of Financial Condition and Results of Operations."

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

No assurances are given that subsequent to such a business combination that a trading market in our securities will develop, or, if such a trading market is developed, that it can be maintained with liquidity.  We presently have 100,000,000 shares of common stock authorized, and 5,000,000 shares of preferred stock authorized, of which 4,060,000 shares of common stock are currently issued and outstanding.  None of these outstanding shares have been registered under the Securities Act, and all of which are deemed to be "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act, because such shares were issued in a private placement transaction to "accredited investors" not involving a public offering.  These shares may not be resold under Rule 144 unless and until the Company has acquired an operating business and has met the holding period requirements of Rule 144 or has registered these shares for resale.

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

ITEM 1A.  RISK FACTORS.

Not Applicable.

ITEM 1B.  UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2.  DESCRIPTION OF PROPERTY.

The registered office and sole location of the Company is 5775 Blue Lagoon Drive, Suite 100, Miami, Florida 33126.  This location is the same address where our legal counsel and our director maintain their offices.  This office space is provided to us rent-free.  We believe these facilities are adequate to serve our needs until such time as a business combination, if any, occurs.  We expect to be able to utilize these facilities, free of charge, until such time as a business combination, if any, occurs.

ITEM 3.  LEGAL PROCEEDINGS.

Presently, there are no legal proceedings to which we are a party, and we do not know of any legal proceedings threatened or contemplated against us.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITIES HOLDERS.

None.

PART II

ITEM 5.  MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES.

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

None of our shares of common stock are presently subject to outstanding options or warrants to purchase, or securities convertible into our common equity. There are sixteen (16) shareholders of our common stock holding beneficial control of a total of 6,090,000 shares.  All of these shares are "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act, in that such shares were issued in a private transaction not involving a public offering in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act.  These shares may not be resold under Rule 144 unless and until the Company has acquired an operating business and has met the holding period requirements of Rule 144 or has registered these shares for resale.

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

Recent Sales of Unregistered Securities

The following sets forth information relating to all previous sales of our common stock, which sales were not registered under the Securities Act. As of the date of this report, we have twelve (12) shareholders and 4,060,000 shares of common stock issued and outstanding.

In connection with our organization on December 22, 2006, 2,000,000 shares of restricted common stock were issued to Waterford Capital Group, Inc. in exchange for $2,000.00 in cash.  Charles J. Scimeca subscribed to another 2,000,000 shares of restricted common stock in exchange for $2,000.00 in cash, on July 31, 2007.  On January 6, 7, 12, and 16, 2008, we issued 60,000 shares of restricted common stock to six accredited and sophisticated investors in transactions exempt from registration under the Securities Act, pursuant to Section 4(2) of the Securities Act and/or Rule 506.  In each of the Regulation D transactions conducted in January 2008, the offering price was $0.025 USD per share. Thus, we issued 60,000 shares of common stock to six accredited and sophisticated investors for $1,500 in transactions exempt from registration.

On or about April 1, 2008, Waterford Capital Group, Inc. gifted 200,000 shares to one other entity but retained voting control of the shares until the Company makes a business acquisition.  On or about April 1, 2008, Waterford Capital Group, Inc. also gifted 300,000 shares to the family of Ms. Weigel, but Waterford Capital Group, Inc. retained beneficial ownership of these shares until they are sold or until the respective owners reach the age of majority.

The purchasers listed above represented their intention to acquire the securities for investment purposes and their understanding that the securities were not issued pursuant to a registration statement under the Securities Act.  A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption therefrom.  The purchasers represented that they are accredited and sophisticated investors and that the shares were not offered to them by any means of general solicitation or general advertising. We issued 60,000 shares of common stock to six accredited investors for $1,500 in transactions exempt from registration pursuant to Section 4(2) of the Securities Act and Regulation D Rule 506.

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

ITEM 6.  SELECTED FINANCIAL DATA.

Not Applicable.

ITEM 7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

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

Liquidity and Capital Resources

As of December 31, 2008, the Company had assets equal to $170 comprised exclusively of cash and cash equivalents.  This compares with assets of $1,150, comprised exclusively of cash and cash equivalents, as of December 31, 2007.  The Company’s current liabilities as of December 31, 2008 totaled $31,537, comprised of accounts payable and related party loans.  This compares to the Company’s current liabilities as of December 31, 2007 of $11,937.  The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:
			Cumulative Period From December 22, 2006 (Inception) to December 31, 2008
	Year Ended December 31,
	2008	2007

Net cash used in operating activities	$(19,315)	$(14,537)	$(33,852)
Net cash used in investing activities	0	0	0
Net cash provided by financing activities	18,335	13,687	34,022
Net effect on cash	$(980)	$(1,825)	$170

The Company has nominal assets and has generated no revenues since inception.  The Company is also dependent upon the receipt of capital investments or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company.  Recurring expenses, which include accounting, auditing, legal, and administrative expenses, have averaged $1,564 per month since December 22, 2006, are expected to continue for until such time as we execute our business plan to acquire or merge with a private operating company.  In addition, the Company is dependent upon its largest shareholders and new investors to provide continued funding and capital resources.  If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates.  No revenue has been generated by the Company from December 22, 2006 (Inception) to December 31, 2008.  It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance.  It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the year ending December 31, 2008, the Company had a net loss of approximately $22,330 consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing on March 12, 2008 of the Company’s annual report on Form 10-KSB for the fiscal year ended December 31, 2007 and the filing of the Company’s quarterly reports.  This compares with a net loss of approximately $15,147 for the year ending December 31, 2007 comprised mostly of legal, accounting, audit and other professional service fees of $445 incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G filed in September 2007 and its one amendment.

For the period from December 22, 2006 (Inception) to December 31, 2008, the Company had a net loss of $37,546, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G in September 2007 and its one amendment and the filing of the Company’s annual report on Form 10-KSB and the filing of quarterly reports.

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

4.           LIMITED ABILITY TO EVALUATE TARGET BUSINESS’ MANAGEMENT

While our ability to successfully effect a business combination will be dependent upon certain key personnel, the future role of such personnel in the target business cannot presently be stated with any certainty.  There can be no assurance that our sole officer and director will remain associated in any operational capacity with us following a business combination.  Moreover, there can be no assurances that our sole officer and director will have any experience or knowledge relating to the operations of the particular target business.  Furthermore, although we intend to scrutinize the management team of a prospective target business in connection with evaluating the desirability of effecting a business combination with such target business, there can be no assurances that our assessment of such management team will prove to be correct, especially since our sole officer and director is not a professional business analyst.  See Item 10, "Directors, Executive Officers and Corporate Governance."

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

5.           NO OPPORTUNITY FOR NON-AFFILIATE SHAREHOLDER EVALUATION OR APPROVAL OF BUSINESS COMBINATIONS

Our non-affiliate shareholders, if any, will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential business combination until after we have entered into an agreement to effectuate a business combination.  Such agreement to effectuate a business combination, however, will be subject to shareholder approval pursuant to applicable law.  As a result, our non-affiliate shareholders, if any, will be almost entirely dependent on the judgment and experience of our sole officer and director, her advisors, and perhaps also with the judgment of our other shareholder, in connection with the selection and ultimate consummation of a business combination.  In addition, under Florida law, the form of business combination could have an impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to our common stock) to shareholders disapproving the proposed business combination.  See Item 1, "Business - `Business of Issuer'" and Item 13, "Certain Relationships and Related Transactions, and Director Independence."

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

Shareholders should be aware that, according to SEC Release No. 34-29093, the market for penny stocks has suffered in recent years from patterns of fraud and abuse.  Such patterns include the following:

•	control of the market for the security by one or a few broker-dealers that are often related to the promoter or issuer;

•	manipulation of prices through prearranged matching of purchases and sales and false and misleading press releases;

•	“boiler room” practices involving high-pressure sales tactics and unrealistic price projections by inexperienced sales persons;

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

19.             DIRECTOR CONFLICTS OF INTEREST

Our sole officer and director is not required to commit her full time to our affairs and, accordingly, such person may have a conflict of interest in allocating management time among various business activities.  Our sole officer and director engages in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities (see, for example Item 10, "Directors, Executive Officers and Corporate Governance," for a description of our officer and director's other business affiliations).  To the extent that our officer and director engages in such other activities, she will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which she is or may be associated or have an interest, rather than diverting such opportunities to us.  As no policy has been established for the resolution of such a conflict, we could be adversely affected should our sole officer and director choose to place her other business interests before ours.  No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities.  Our sole officer and director may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated.  Our sole officer and director may have conflicts of interest in determining which entity a particular business opportunity should be presented.  Accordingly, as a result of multiple business affiliations, our sole officer and director may have similar legal obligations relating to presenting certain business opportunities to multiple entities.  In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria.  There can be no assurances that any of the foregoing conflicts will be resolved in our favor.  We may also consider business combinations with entities owned or controlled by persons other than those persons described above.  There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

Our sole officer and director may actively negotiate for or otherwise consent to the disposition of all or any portion of her shares of common stock, as a condition to, or in connection, with a business combination.  Therefore, it is possible that the terms of any business combination will provide for the sale of all or a portion of the shares of common stock held by such shareholder.  In the event that such a sale occurs, the Company's sole officer and director intends to approve the business combination pursuant to Section 607.0902(2)(d)(7) of the Florida Business Corporation Act, which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under Section 607.0902 of the Florida Business Corporation Act.  Thus, it is likely that no other shareholders, if any, will be afforded the right to sell shares of common stock in connection with a business combination pursuant to the same terms that our sole officer and director will be provided.  Also, such other shareholders, if any, will not be afforded an opportunity to approve or consent to the purchase of all or any portion of the shares of common stock being sold by our sole officer and director.  See Item 1, "Business - `Business of Issuer'."

ITEM 7A.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.

Corporate Equity Investments, Inc.
(A Development Stage Company)
Financial Statements
December 31, 2008

CONTENTS

Page(s)

Report of Independent Registered Public Accounting Firm	19

Financial Statements:

Balance Sheets - As of December 31, 2008 and 2007	20

Statements of Operations –
For the years ended December 31, 2008 and 2007 and the period from December 22, 2006 (inception) to December 31, 2008	21

Statements of Changes in Stockholders’ Equity –
For the year ended December 31, 2008, the period from December 22, 2006 (inception) to December 31, 2007 and for the period from December 22, 2006 (inception) to December 31, 2008	22

Statements of Cash Flows –
For the years ended December 31, 2008 and 2007 and the period from December 22, 2006 (inception) to December 31, 2008	23

Notes to Financial Statements	24

To the Board of Directors and Shareholders
Corporate Equity Investments, Inc. Miami, Florida

Report of Independent Registered Public Accounting Firm

We have audited the balance sheets of Coqxirate Equity Investments, Inc. as of December 31, 2008 and the related statements of operations, stockholders' equity and cash flows for the year ending December 31, 2008 and for the period from December 22, 2006 (Inception) to December 31, 2008. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Equity Investments, Inc. as of December 31, 2008, the results of operations and its cash flows for the year ended December 31, 2008 in conformity with generally accepted accounting principles in the United States of America.

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 4 to the financial statements, the Company has incurred net losses since inception, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Hawkins Accounting
Hawkins Accounting
March 23, 2009
Los Angeles, CA

1925 Century Park East Suite 2050 Los Angeles, CA 90067
(310)553-5707 Fax (310)553-5337
HawkinsAccounting@cpahawkins.com

Corporate Equity Investments, Inc.
(A Development Stage Company)
Balance Sheets

	December 31, 2008	December 31, 2007

Assets

Current Assets:
Cash	$170	$1,150
Deposits on hand	-	250
Total Current Assets	170	1,150

Total Assets	$170	$1,150

Liabilities and Stockholders' (Deficit)

Current Liabilities:
Accounts payable	$3,015	$-
Due to related parties	28,522	11,687
Deposit on unissued stock	-	250
Total Current Liabilities	31,537	11,937

Stockholders' (Deficit):
Preferred stock (no par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, authorized, 4,060,000 shares issued and outstanding at December 31, 2008 and
4,000,000 shares issued and outstanding at December 31, 2007)	4,060	4,000
Additional paid in capital	2,119	680
Deficit accumulated during development stage	(37,546)	(15,217)

Total Stockholders' (Deficit)	(31,367)	(10,537)

Total Liabilities and Stockholders' (Deficit)	$170	$1,400

Corporate Equity Investments, Inc.
(A Development Stage Company)
Statements of Operations
			For the Period from December 22, 2006 (inception) to December 31, 2008

	For the year ended December 31, 2008	For the year ended December 31, 2007

Operating Expenses
General and administrative	$22,330	$15,147	$37,546

Total operating expenses	22,330	15,147	37,546

Net loss	$(22,330)	$(15,147)	$(37,546)

Net loss per share - basic and diluted	$(0.01)	$(0.01)	$(0.01)

Weighted average number of shares outstanding
during the year/period - basic and diluted	4,051,311	2,838,356	3,428,081

Corporate Equity Investments, Inc.
(A Development Stage Company)
Statements of Changes in Stockholders' Equity (Deficit)
For the year ended December 31, 2008, the period from December 22, 2006 (inception) to December 31, 2007 and for the period from December 22, 2006 (inception) to December 31, 2008

				Deficit Accumulated During Development Stage

					Total Stockholders' Equity
	Common Stock, $.001 Par Value		Additional Paid in Capital
	Shares	Amount

Common stock issued to founders for cash ($0.001 per share)	2,000,000	$2,000	$-	$-	$2,000

Contributed capital - related party	-	-	70	-	70

Net loss for the period ended December 31, 2006	-	-	-	(70)	(70)

Balance December 31, 2006	2,000,000	2,000	70	(70)	2,000

Common stock issued to founders for cash ($0.001 per share)	2,000,000	2,000		-	2,000

Contributed capital - related party	-	-	610	-	610

Net loss for the year ended December 31, 2007	-	-	-	(15,147)	(15,147)

Balance December 31, 2007	4,000,000	4,000	680	(15,217)	(10,537)

Common stock issued for cash ($0.001 per share)	60,000	60	1,439	-	1,499

Net loss for the year ended December 31, 2008	-	-	-	(22,329)	(22,329)

Balance December 31, 2008	4,060,000	$4,060	$2,119	$(37,546)	$(31,367)

Corporate Equity Investments, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period from December 22, 2006 (Inception) to December 31, 2008

	For the year ended December 31, 2008	For the year ended December 31, 2007

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(22,330)	$(15,147)	$(37,546)
Adjustments to reconcile net loss to net cash used in
operating activities:
Contributed services - related party	-	610	679
Changes in operating assets and liabilities:
(Increase) decrease in:
Deposits on hand	250	(250)	-
Increase (decrease) in:
Accounts Payable	3,015	-	3,015
Deposit on unissued stock	(250)	250	-
Net Cash Used In Operating Activities	(19,315)	(14,537)	(33,852)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock - related parties	-	2,000	4,000
Proceeds from sale of common stock	1,500		1,500
Due to related parties	16,835	11,687	28,522
Net Cash Provided By Financing Activities	18,335	13,687	34,022

Net increase (decrease) in cash	(980)	(850)	170

Cash - beginning of year/period	1,150	2,000	-

Cash - end of year/period	$170	$1,150	$170

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year/period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

Corporate Equity Investments, Inc,
(A Development Stage Company)
Notes to Financial Statements
December  31, 2008

Note 1  Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

Corporate Equity Investments, Inc. (the "Company"), was incorporated in Florida on December 22, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business. At December 31, 2008, the Company had not yet commenced operations.

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

A significant estimate in 2008 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.

Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2008, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

In December 2007, the FASB issued SFAS 141R, Business Combinations (“SFAS 141R”), which replaces FASB SFAS 141, Business Combinations.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  Early adoption of this standard is not permitted and the standards are to be applied prospectively only.  Upon adoption of this standard, there would be no impact to the Company’s results of operations and financial condition for acquisitions previously completed.  The adoption of SFAS No. 141R is not expected to have a material effect on its financial position, results of operations or cash flows.

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

Note 2 Note Payable – Related Parties

The Company has an $28,522 note payable to related parties.  The note is non-interest bearing with no set repayment date.

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

The Company has a net operating loss carryforward for tax purposes totaling approximately $37,546 at December 31, 2008 expiring through the year 2028.  Internal Revenue Code Section 382 places a limitation on the amount of taxable income that can be offset by carryforwards after a change in control (generally greater than a 50% change in ownership).  Temporary differences, which give rise to a net deferred tax asset, are as follows:

Significant deferred tax assets at December 31, 2008 are as follows:
	2008	2007
Gross deferred tax assets:
Net operating loss carryforwards	$37,546	$15,216
Total deferred tax assets	13,757	5,575
Less: valuation allowance	(13,757)	(5,575)
Net deferred tax asset recorded	$-	$-

The valuation allowance at December 31, 2007 was $5,550.  The net change in valuation allowance during the year ended December 31, 2008 was an increase of $8,182.  In assessing the reliability of deferred tax assets, management considers whether it is more likely than not that some portion or all of the deferred income tax assets will not be realized.  The ultimate realization of deferred income tax assets is dependent upon the generation of future taxable income during the periods in which those temporary differences become deductible.  Management considers the scheduled reversal of deferred income tax liabilities, projected future taxable income, and tax planning strategies in making this assessment.  Based on consideration of these items, management has determined that enough uncertainty exists relative to the realization of the deferred income tax asset balances to warrant the application of a full valuation allowance as of December 31, 2008.

The actual tax benefit differs from the expected tax benefit for the period ended December 31, 2008 (computed by applying the U.S. Federal Corporate tax rate of 34% to income before taxes and 4% for state income taxes, a blended rate of 36.64%) as follows:
	2008	2007

Expected tax expense (benefit) - Federal	$(7,289)	$(4,944)
Expected tax expense (benefit) – State	(893)	(606)
Change in valuation allowance	8,182	5,550
Actual tax expense (benefit)	$-	$-

Note 4 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $22,330 and net cash used in operations of $19,315 for the year ended December 31, 2008; and a working capital deficit of $31,367, a deficit accumulated during the development stage of $37,546 and a stockholders’ deficit of $31,367 at December 31, 2008.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

(3) Year ended December 31, 2008

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

Note 6 Subsequent Events

(1)  Notes Payable – Related Parties

A related party loaned the Company $500 on February 16, 2009 and $1,000 on February 20, 2009.  The note is non-interest bearing with no set repayment date.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE.

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

ITEM 9A.  CONTROLS AND PROCEDURES.

The Company's disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC.  Our sole officer and director has reviewed the effectiveness of the Company's disclosure controls and procedures and has concluded that the disclosure controls and procedures, as of December 31, 2008, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Commission.

In connection with its evaluation during the annual and quarterly period ended December 31, 2008, the Company has made no changes in the Company's internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company's internal controls over financial reporting.

This annual report does not include a report of management's assessment regarding internal control over financial reporting or an attestation report of the company's registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

ITEM 9A(T).  CONTROLS AND PROCEDURES.

Not Applicable.

ITEM 9B.  OTHER INFORMATION.

Not Applicable.

PART III

ITEM 10.  DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our executive officers and directors and additional information concerning them are as follows:

Name	Age	Position
Luz M. Weigel	44	President, Secretary, Treasurer and Director

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

Family Members

There are no family relationships between or among the directors, executive officers or persons nominated or chosen by us to become directors or executive officers.  There is a family relationship between our director, the owners of Waterford Capital Group, Inc., and the Company’s outside legal counsel, Russell C. Weigel, III, P.A.  See Item 13, “Certain Relationships and Related Transactions, and Director Independence.”

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

Promoters and Control Persons

The following entity and individual are founders of the Company and current shareholders:

Charles J. Scimeca.

Charles J. Scimeca is a 50% owner of the common stock of the Company.  He paid $2,000.00 for his founding share subscription of 2,000,000 shares.  During 2008 and 2007 he loaned $4,000 during each year.  He is engaged in various businesses.  He is a licensed real estate and mortgage broker in Florida and is frequently engaged by companies to provide investor relations and business consulting services.  Mr. Scimeca provides real estate and mortgage services under his individual name and under Coast To Coast Realty Group, Inc., a Florida corporation. Mr. Scimeca is the president and one-third shareholder of Coast To Coast Equity Group, Inc., a Florida corporation.  Through Coast To Coast Equity Group, Inc., Mr. Scimeca provides business consulting services.  Mr. Scimeca has been an investor in a shell corporation called Quetzal Capital 1, Inc., which later merged with a private operating company for whom Mr. Scimeca continues to provide business consulting services.  Mr. Scimeca is also an investor in another shell corporation, Biscayne Acquisition Group, Inc., which has not engaged in a merger or reverse acquisition.  Mr. Scimeca has not been involved in legal proceedings during the past five years that are material to an evaluation of any promoter or control person of the Company.

Waterford Capital Group, Inc.

Waterford Capital Group, Inc., a Florida corporation, is the beneficial owner of 50% of the issued and outstanding shares of the Company.  Luz M. Weigel is the sole officer and director of Waterford Capital Group, Inc.  Luz M. Weigel and her husband Russell C. Weigel, III, are the 100% owners of Waterford Capital Group, Inc. as tenants by the entirety.  Waterford Capital Group, Inc. was formed as a personal holding company for investments.  Waterford Capital Group, Inc. is a shareholder in several shell companies, including Biscayne Acquisition Group, Inc. and Capital Equity Finance, Inc., and is likely to invest in additional shell companies in the future.  Waterford Capital Group, Inc. paid $2,000.00 for its founding share subscription.  During 2007 and 2006, Waterford Capital Group contributed $210.00 and $70, respectively.  During 2008 and 2007, Waterford Capital Group loaned $9,297 and $8,596, respectively.  During 2007 and 2006, Russell C. Weigel, III, P.A., a related party of the Company’s President, contributed professional services to the Company on behalf of Waterford Capital Group, Inc. in the amount of $400 and $0, respectively.    Also, during 2008 and 2007, Russell C. Weigel, III, P.A., a related party of the Company’s President, loaned professional services to the Company on behalf of Waterford Capital Group, Inc. in the amount of $7,539 and $3,091, respectively.  The value of services was based upon the fair value of the services provided.  Neither Waterford Capital Group, Inc., nor its shareholders, have been involved in legal proceedings during the past five years that are material to an evaluation of any promoter or control person of the Company.

Compliance with Section 16(a) of the Exchange Act

We are not aware of any person required to file reports required by Section 16(a) of the Exchange Act who has not done so on a timely basis.  Further, we are aware that no Forms 5 are required to be filed by persons required to file reports pursuant to Section 16(a) of the Exchange Act.

Code of Ethics

We do not currently have a code of ethics applicable to our principal executive and financial officers.  We do not believe that we will need a code of ethics at the present time because we are not an operating company, but we believe that having a code of ethic will be important for the Company after it conducts a business combination.

Corporate Governance

We have not held any board or committee meetings because we have only one (1) director.  We do not have any committees for the same reason.  We are not seeking to expand the board of directors because we do not believe that having additional directors or committees will facilitate the execution of our singular business purpose.  We do not have an audit committee financial expert as that term is defined in Regulation SK, Item 407 (d)(5).  We do not have a process for shareholders to send communication to the board because our shareholders and our director have ready access to each other.

ITEM 11.  EXECUTIVE COMPENSATION.

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

ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Securities

The following table sets forth, as of the date of this filing, the number of shares of common stock owned of record and beneficially by executive officers, directors and persons who hold 5% or more of the outstanding common stock of our company.  There are no arrangements which may result in a change of control of the company.

Title of Class	Name and Address	Amount and Nature of Beneficial Ownership (3)	Percentage of Class

Common	Luz M. Weigel(1) (2) (4) 5775 Blue Lagoon Drive Suite 100 Miami, Florida 33126	2,000,000	49%

	All Officers and Directors as a Group	2,000,000	49%
	Other 5% Shareholders

Common	Charles J. Scimeca 9040 Town Center Parkway Bradenton, FL 34202	2,000,000	49%

(1)	Ms. Weigel is the President, Secretary, Treasurer and sole director of the Company.

(2)	Ms. Weigel’s beneficial interest is held by Waterford Capital Group, Inc., a company in which she and her husband Russell C. Weigel, III, are the owners as tenants by the entirety.

(3)	No beneficial owner has the right to acquire within sixty (60) days additional shares of common stock from options, warrants, rights, conversion privilege or similar obligations.

(4)
Waterford Capital Group, Inc. has gifted a total of 200,000 shares, which represents 4.9% of the issued and outstanding shares of the Company shares, to a non-affiliate of the Company.  Waterford Capital Group, Inc. retains the voting rights to these shares and holds the certificate issued in the name of the donee.  Waterford Capital Group, Inc. intends to retain possession and control of these shares at least until such time as a business combination has been executed.  Waterford Capital Group, Inc. transferred an additional 300,000 shares to minor age family members of Ms. Weigel.  Waterford Capital Group, Inc. retains beneficial ownership of these shares until they are sold or until the respective owners reach the age of majority.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE.

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

It is not currently anticipated that any salary, consulting fee, or finder's fee shall be paid to our sole officer and director, or to any other affiliate, if any.  See Item 11, "Executive Compensation."

Our sole officer and director, who is also deemed to beneficially own all of the shares of common stock held by Waterford Capital Group, Inc., may actively negotiate for or otherwise consent to the disposition of any portion of the outstanding shares of common stock, as a condition to or in connection with a business combination.  Therefore, it is possible that the terms of any business combination will provide for the sale of some or all of the shares of common stock held by the director and/or by one or more of the other shareholders.  However, it is possible that other shareholders, if any, of the Company will not be afforded the right to sell all or a portion of their shares of common stock in connection with a business combination pursuant to the same terms pertaining to our director’s, and/or other shareholder’s, beneficially owned shares.  Also, such other shareholders, if any, may not be afforded an opportunity to approve or consent to the sale of the director’s or other shareholder’s shares of common stock in connection with a business combination.  See also, Item 1, "Business", and Item 7, “Management’s Discussion and Analysis of Financial Condition and Results of Operations.”  It is more likely than not that any sale of securities by our founding shareholders to an acquisition candidate would be at a price substantially higher than that originally paid by such founders.  Any payment to such founding shareholder in the context of an acquisition involving us would be determined entirely by largely unforeseeable terms of a future agreement with an unidentified business entity.  See, e.g., Item 1, "Business".

Director Independence

We do not have any independent directors.

Transactions with Promoters

A description of the Company’s founding shareholders and their contributions to the Company are set forth above in Item 10, “Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

We have paid Hawkins Accounting $6,000 for auditing our financial statements for the years ended December 31, 2006 and 2007.  We paid Hawkins Accounting $4,500.00 for the review of our Form 10-QSB for March 31, 2007, June 30, 2007, and September 30, 2007. We paid Hawkins Accounting $4,500.00 for the review of our Form 10-Q for March 31, 2008, June 30, 2008, and September 30, 2008.

Audit Related Fees

None

Tax Fees

None

All Other Fees

None

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description

23.1	Consent of Independent Auditor

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Equity Investments, Inc.

Date: March 23, 2009	By:	/s/ Luz M. Weigel
Luz M. Weigel