Form 10-K/A
period 2008-12-31
Corporate Equity Investments, Inc.
filed 2009-05-15
CIK 1413181

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-K/A
Amendment 2

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

Common Stock, Par Value $.001 Per Share
(Title of class)

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. ☐ Yes ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. ☐Yes ☒ No

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

EXPLANATORY NOTE

Corporate Equity Investments, Inc. is amending its Annual Report on Form 10-K for the year ended December 31, 2008 to correct an error in the number of shares outstanding and the number of shareholders reported on page 8 of the Form 10-K and Form 10-K/A #1.  Page 8 as corrected in its entirety is attached below. The errors are represented as strike-through text.

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

None of our shares of common stock are presently subject to outstanding options or warrants to purchase, or securities convertible into our common equity. There are ~~sixteen (16)~~ twelve (12) shareholders of our common stock holding beneficial control of a total of ~~6,090,000~~ 4,060,000 shares.  All of these shares are "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act, in that such shares were issued in a private transaction not involving a public offering in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act.  These shares may not be resold under Rule 144 unless and until the Company has acquired an operating business and has met the holding period requirements of Rule 144 or has registered these shares for resale.

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

PART IV

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES

Exhibit
Number	Description

23.1	Consent of Independent Auditor (Incorporated by reference from Form 10-K filed March 24, 2009)

31.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of the Company’s Principal Executive Officer and Principal Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Corporate Equity Investments, Inc.

Date: May 15, 2009	By:	/s/ Chase Chandler
Chase Chandler President, Chief Executive Officer, Chief Financial Officer, and Chairman of the Board (Principal Executive Officer, Principal Financial and Accounting Officer)