Form 10-Q
period 2009-03-31
Corporate Equity Investments, Inc.
filed 2009-05-15
CIK 1413181

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at March 31, 2009
Common Stock, $.001 par value per share	4,060,000 shares

 CORPORATE EQUITY INVESTMENTS, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements
Corporate Equity Investments, Inc.
 (A Development Stage Company)
Financial Statements
March 31, 2009
(Unaudited)

Corporate Equity Investments, Inc.
(A Development Stage Company)
Balance Sheets

	March 31, 2009	December 31, 2008
	(Unaudited)	(Audited)
Assets

Current Assets:
Cash	$170	$170
Deposits on hand	-	-
Total Current Assets	170	170

Total Assets	$170	$170

Liabilities and Stockholders' (Deficit)

Current Liabilities:
Accounts payable	$6,425	$3,015
Due to related parties	33,022	28,522
Deposit on unissued stock	-	-
Total Current Liabilities	39,447	31,537

Stockholders' (Deficit):
Preferred stock (no par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.001 par value, 100,000,000 shares authorized, authorized, 4,060,000 shares issued and outstanding at March 31, 2009 and
4,060,000 shares issued and outstanding at December 31, 2008)	4,060	4,060
Additional paid in capital	2,119	2,119
Deficit accumulated during development stage	(45,456)	(37,546)

Total Stockholders' (Deficit)	(39,277)	(31,367)

Total Liabilities and Stockholders' (Deficit)	$170	$170

See accompanying notes to unaudited financial statements

Corporate Equity Investments, Inc.
(A Development Stage Company)
Statements of Operations

			For the Period from December 22, 2006 (inception) to March 31, 2009
	For the Three Months Ended March 31,

	2009	2008

Operating Expenses
General and administrative	$7,910	$9,783	$45,456

Total operating expenses	7,910	9,783	45,456

Net loss	$(7,910)	$(9,783)	$(45,456)

Net loss per share - basic and diluted	$(0.00)	$(0.00)	$(0.01)

Weighted average number of shares outstanding
during the year/period - basic and diluted	4,060,000	4,025,333	3,496,602

See accompanying notes to unaudited financial statements

Corporate Equity Investments, Inc.
(A Development Stage Company)
Statements of Cash Flows

			For the Period from December 22, 2006 (Inception) to March 31, 2009
	For the Three Months Ended March 31,

	2009	2008

CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	$(7,910)	$(9,783)	$(45,456)
Adjustments to reconcile net loss to net cash used in
operating activities:
Contrubuted services - related party			679
Changes in operating assests and liabilities:
Increase (decrease) in:
Accounts Payable	3,410	-	6,425
Accrued expenses		335	33,022
Due to related parties	4,500	8,168
Net Cash Used In Operating Activities	-	(1,280)	(5,330)

CASH FLOWS FROM FINANCING ACTIVITIES:
Proceeds from sale of common stock - related parties			4,000
Proceeds from sale of common stock		1,500	1,500
Net Cash Provided By Financing Activities	-	1,500	5,500

Net increase (decrease) in cash	-	220	170

Cash - beginning of year/period	170	1,150	-

Cash - end of year/period	$170	$1,370	$170

SUPPLEMENTARY CASH FLOW INFORMATION:
Cash paid during the year/period for:
Income taxes	$-	$-	$-
Interest	$-	$-	$-

See accompanying notes to unaudited financial statements

Corporate Equity Investments, Inc.
 (A Development Stage Company)
Financial Statements
March 31, 2009
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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2008.  The interim results for the period ended March 31, 2009 are not necessarily indicative of the results for the full fiscal year.

Note 2 Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

Corporate Equity Investments, Inc. (the “Company”), was incorporated in Florida on December 22, 2006. The Company intends to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business.

Development Stage

The Company's financial statements are presented as those of a development stage enterprise. Activities during the development stage primarily include related party equity-based financing and development of the business plan. At March 31, 2009 the Company had not yet commenced operations.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents. At March 31, 2009, the Company has no cash equivalents.

Net loss per share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At March 31, 2009, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

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

In May of 2008, FASB issued FASB No. 163, “Accounting for Financial Guarantee Insurance Contracts-an interpretation of FASB Statement No. 60.”  The scope of the statement is limited to financial guarantee insurance (and reinsurance) contracts.  The pronouncement is effective for fiscal years beginning after December 31, 2008.  The Company does not believe this pronouncement will impact its financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date and are not expected to have a material impact on the financial statements upon adoption.

Note 3 Related Party Transactions

The Company has a $33,022 note payable to related parties.  The note is non-interest bearing with no set repayment date.

Note 4 Going Concern

As reflected in the accompanying financial statements, the Company has a net loss of $7,910 and net cash used in operations of $0 for the three months ended March 31, 2009; and a working capital deficit of $39,277, a deficit accumulated during the development stage of $45,456 and a stockholders’ deficit of $39,277 at March 31, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues. The ability of the Company to continue as a going concern is dependent on Management's plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises.  The accompanying financial statements have been prepared on a going concern basis, which contemplates the realization of assets and the satisfaction of liabilities in the normal course of business.  These financial statements do not include any adjustments relating to the recovery of the recorded assets or the classification of the liabilities that might be necessary should the Company be unable to continue as a going concern.

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

Note 6 Subsequent Events

On April 1, 2009, DMP Holdings, Inc., acquired from various shareholders 4,039,000 shares of common stock of Corporate Equity Investments, Inc., at varying prices from various shareholders, which resulted in a change of control.  The stock purchase agreement is attached as Exhibit 10.1 to the Current Report on Form 8-K filed on April 7, 2009. DMP Holdings, Inc., beneficially and directly owns 4,039,000 shares of Common Stock as of the date of this report which represents (99.48%) of the outstanding Common Stock of the Company based on 4,060,000 shares outstanding as reported in the latest available filing with the Securities and Exchange Commission.  The shares acquired by DMP Holdings, Inc. include 4,039,000 shares of voting power.

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

Liquidity and Capital Resources

As of March 31, 2009, the Company had assets equal to $170 comprised exclusively of cash and cash equivalents. This compares with assets of $170, comprised exclusively of cash and cash equivalents, as of December 31, 2008. The Company’s current liabilities as of March 31, 2009 totaled $39,447, comprised of accounts payable and related party loans. This compares to the Company’s current liabilities as of December 31, 2008 of $31,537. The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

			Cumulative Period From December 22, 2006 (Inception) to March 31, 2009
	Three months Ended March 31,
	2009	2008

Net cash used in operating activities	$0	$(1,280)	$(5,330)
Net cash used in investing activities	0	0	0
Net cash provided by financing activities	0	1,500	5,500
Net effect on cash	-	220	170

The Company has nominal assets and has generated no revenues since inception. The Company is also dependent upon the receipt of capital investments or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. Recurring expenses, which include accounting, auditing, legal, and administrative expenses, have averaged $1,684 per month since December 22, 2006, are expected to continue for until such time as we execute our business plan to acquire or merge with a private operating company.  In addition, the Company is dependent upon its largest shareholders and new investors to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 22, 2006 (Inception) to March 31, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2009, the Company had a net loss of approximately $7,910 consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing on March 31, 2009 of the Company’s annual report on Form 10-K for the fiscal year ended December 31, 2008 and the filing of the Company’s quarterly reports. This compares with a net loss of approximately $9,783 for the three months ending March 31, 2008 comprised mostly of legal, accounting, audit and other professional service fees of $9,783 incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G filed in September 2008 and its one amendment.

For the period from December 22, 2006 (Inception) to March 31, 2009, the Company had a net loss of $45,456, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G in September 2008 and its one amendment and the filing of the Company’s annual report on Form 10-KSB.

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

Item 4T. Controls and Procedures.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of March 31, 2009, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Commission.

In connection with its evaluation during the quarterly period ended March 31, 2009, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II - OTHER INFORMATION
Item 1. Legal Proceedings

     Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

     Not applicable.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

Recent Events

On April 1, 2009, DMP Holdings, Inc., acquired from various shareholders 4,039,000 shares of common stock of Corporate Equity Investments, Inc., at varying prices from various shareholders, which resulted in a change of control.  The stock purchase agreement is attached as Exhibit 10.1 to the Current Report on Form 8-K filed on April 7, 2009. DMP Holdings, Inc., beneficially and directly owns 4,039,000 shares of Common Stock as of the date of this report which represents (99.48%) of the outstanding Common Stock of the Company based on 4,060,000 shares outstanding as reported in the latest available filing with the Securities and Exchange Commission.  The shares acquired by DMP Holdings, Inc. include 4,039,000 shares of voting power.

Item 6. Exhibits

(a) Exhibits

Description

31.1	13a-14(a)-15d-14(a) Certification – Chase Chandler
31.2	13a-14(a)-15d-14(a) Certification – Chase Chandler
32.1	18 U.S.C. § 1350 Certification - Chase Chandler
32.2	18 U.S.C. § 1350 Certification - Chase Chandler

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE EQUITY INVESTMENTS, INC.

Date: May 15, 2009	By:	/s/ Chase Chandler
Chase Chandler
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)