Form 10-Q
period 2009-06-30
Corporate Equity Investments, Inc.
filed 2009-08-19
CIK 1413181

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the transition period from ___________ to ___________

Commission file number 000-52822

SECURITY SOLUTIONS GROUP, INC.

(Formerly CORPORATE EQUITY INVESTMENTS, INC.)

(Exact name of small business issuer as specified in its charter)

Nevada	20-8090735
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification Number)

3651 Lindell Road, Suite D-150 Las Vegas NV	89103
(Address of principal executive offices)	(Zip Code)

(702) 943-0302

 (Issuer’s telephone number, including area code)

Indicate by check mark whether the Registrant (1) has filed all reports required to be filed by Section 13 or 15 (d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

 Yes ☑     No ☐

Indicate by check mark whether the registrant has submitted electronically and  posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes ☐      No ☐

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes  ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at June 30, 2009
Common Stock, $.001 par value per share	4,090,000 shares

  CORPORATE EQUITY INVESTMENTS, INC.

PART I FINANCIAL INFORMATION

Item 1. Financial Statements

Security Solutions Group, Inc.

(Formerly Corporate Equity Investments, Inc.)

(A Development Stage Company)

June 30, 2009

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)

Condensed Balance Sheets as of June 30, 2009 (Unaudited) and December 31, 2008 (Audited)	4

Condensed Statements of Operations for the three months and six months ended June 30, 2009 and 2008 and for the period from December 22, 2006 (Inception) to June 30, 2009 (Unaudited)	5

Condensed Statements of Cash Flows for the six months ended June 30, 2009 and 2008 and for the period from December 22, 2006 (Inception) to June 30, 2009 (Unaudited)	6

Notes to Condensed Financial Statements (Unaudited)	7 to 11

SECURITY SOLUTIONS GROUP, INC.
(Formerly Corporate Equity Investments, Inc.) (A Development Stage Company)
CONDENSED BALANCE SHEETS

	June 30, 2009 (Unaudited)	December 31, 2008 (Audited)
ASSETS

Current assets:
Cash	$-	$170

Total current assets	-	170

Total assets	$-	$170

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$4,335	$3,015
Due to related parties	-	28,522
Total current liabilities	4,335	31,537

Total liabilities	4,335	31,537

Stockholders’ deficit:
Preferred stock (no par value, 5,000,000 shares
authorized, none issued and outstanding)	-	-
Common stock ($0.001 par value, 500,000,000 shares authorized,
4,060,000 shares issued andoutstanding)	4,060	4,060
Paid in capital	2,119	2,119
Deficit accumulated during the development stage	(10,514)	(37,546)

Total stockholders’ deficit	(4,335)	(31,367)

Total liabilities and stockholders’ deficit	$-	$170

See accompanying notes to financial statements

SECURITY SOLUTIONS GROUP, INC.
(Formerly Corporate Equity Investments, Inc.) (A Development Stage Company)
CONDENSED STATEMENTS OF OPERATIONS
(Unaudited)

	Three Months Ended June 30,		Six Months Ended June 30,		December 22, 2006 (inception) to June 30, 2009
	2009	2008	2009	2008

Operating expenses
Professional fees	4,335	5,866	12,245	15,649	49,791

Total operating expenses	4,335	5,866	12,245	15,649	49,791

Net operating losses	(4,335)	(5,866)	(12,245)	(15,649)	(49,791)

Other income
Forgiveness of debt	39,277	-	39,277	-	39,277

Net income (loss)	$34,942	$(5,866)	$27,032	$(15,649)	$(10,514)

Weighted average number of shares outstanding during the period - basic and diluted	4,060,000	4,060,000	4,060,000	4,060,000	4,060,000

Net loss per share - basic and diluted	$0.01	$(0.01)	$0.01	$(0.01)	$(0.01)

See accompanying notes to financial statements

                                                                                                               5

SECURITY SOLUTIONS GROUP, INC.
(Formerly Corporate Equity Investments, Inc.) (A Development Stage Company)
CONDENSED STATEMENTS OF CASH FLOWS
(Unaudited)

	Six Months ended June 30,		December 22, 2006 (inception) to June 30, 2009
	2009	2008

Cash flows from operating activities
Net income (loss)	$27,032	$(15,649)	$(10,514)
Adjustments to reconcile net income (loss) to net cash used in operating activities
Forgiveness of debt	(39,277)	-	(39,277)
Changes in operating assets and liabilities
Accounts payable and accrued expenses	7,575	2,865	11,269
Due to related parties	4,500	10,169	33,022

Net cash used in operating activities	(170)	(2,615)	(5,500)

Cash flows from financing activities
Proceeds from sale of common stock	-	1,500	1,500
Proceeds from sale of common stock-related parties	-	-	4,000

Net cash provided by financing activities	-	1,500	5,500

Net decrease in cash	(170)	(1,115)	-

Cash, beginning of period	170	1,150	-

Cash, end of period	$-	$35	$-

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements

Security Solutions Group, Inc.

(Formerly Corporate Equity Investments, Inc.)

(A Development Stage Company)

Notes to Condensed Financial Statements

June 30, 2009

(Unaudited)

Note 1 – Basis of Presentation

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

The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2008.The interim results for the period ended June 30, 2009 are not necessarily indicative of the results for the full fiscal year.

Note 2 – Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

Corporate Equity Investments, Inc. (“CEI”) was incorporated in Florida on December 22, 2006. CEI was formed to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business.  On July 30, 2009, the Board of Directors and a majority of the shareholders approved the filing of Articles of Conversion with the Nevada Secretary of State which effectively changed the domicile of CEI from Florida to Nevada and changed the name of the Company from Corporate Equity Investments, Inc. to Security Solutions Group, Inc. (“SSG”) In conjunction with the incorporation in the State of Nevada, SSG increased its number of authorized shares of common stock from 100,000,000 to 500,000,000.

Development Stage

The Company’s financial statements are presented as those of a development stage enterprise.  Activities during the development stage primarily include related party equity-based financing and development of the business plan.  At June 30, 2009 the Company had not yet commenced operations.

Use of Estimates

The preparation of financial statements in conformity with generally accepted accounting principles in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenue and expenses during the reporting period. Actual results could differ from those estimates.

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  At June 30, 2009, the Company has no cash equivalents.

Net Loss per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At June 30, 2009, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Reclassifications

Certain amounts in the year 2008 financial statements have been reclassified to conform to the year 2009 presentation. The results of these reclassifications did not materially affect the Company’s financial position, results of operations or cash flows.

 Recently Issued Accounting Pronouncements

In December 2007, the FASB issued SFAS 141R, “Business Combinations” (“SFAS 141R”), which replaces FASB SFAS 141, “Business Combinations”.  This Statement retains the fundamental requirements in SFAS 141 that the acquisition method of accounting be used for all business combinations and for an acquirer to be identified for each business combination. SFAS 141R defines the acquirer as the entity that obtains control of one or more businesses in the business combination and establishes the acquisition date as the date that the acquirer achieves control.  SFAS 141R will require an entity to record separately from the business combination the direct costs, where previously these costs were included in the total allocated cost of the acquisition.  SFAS 141R will require an entity to recognize the assets acquired, liabilities assumed, and any non-controlling interest in the acquired at the acquisition date, at their fair values as of that date.  This compares to the cost allocation method previously required by SFAS No. 141.  SFAS 141R will require an entity to recognize as an asset or liability at fair value for certain contingencies, either contractual or non-contractual, if certain criteria are met.  Finally, SFAS 141R will require an entity to recognize contingent consideration at the date of acquisition, based on the fair value at that date.  This Statement will be effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  The Company adopted this standard on April 1, 2009.  The adoption of this standard had no material impact to the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an Amendment of FASB Statement No. 133. SFAS No. 161 enhances required disclosures regarding derivative instruments and hedging activities, including enhanced disclosures regarding how an entity uses derivative instruments, how derivative instruments and related hedged items are accounted for under SFAS No. 133 and the impact of derivative instruments and related hedged items on an entity’s financial position, financial performance and cash flows. SFAS No. 161 is effective on January 1, 2009. The adoption of this standard does not have a material effect on our financial statements.

In May 2008, the FASB issued SFAS No. 162, “ The Hierarchy of Generally Accepted Accounting Principles”.  SFAS No. 162 is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with GAAP for nongovernmental entities. SFAS No. 162 is effective 60 days following the SEC’s approval of the Public Company Accounting Oversight Board amendments to AU Section 411, “The Meaning of Present Fairly in

Conformity with Generally Accepted Accounting Principles.” We do not expect the adoption of this statement to have a material impact on our results of operations, financial position or cash flows.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statement upon adoption.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred an net operating loss of $12,245 and cash used in operations of $170 for the six months ended June 30, 2009; a deficit accumulated during the development stage of $10,514 and a stockholders’ deficit of $4,335 as of June 30, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues.  The ability of the Company to continue as a going concern is dependent on Management’s plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Forgiveness of Debt

Prior to a change in control (see Note 6), CEI had a $33,022 note payable to a related party, accounts payable of $6,425 and cash of $170.   In conjunction with the acquisition of the Company, the note payable, along with the accounts payable less the cash, were forgiven resulting in a forgiveness of debt totaling $39,277 for the three months ended June 30, 2009.

Note 5 – Stockholders’ Equity

Common Stock Issuance for Cash

•

Year ended December 31, 2006

On December 22, 2006, CEI issued 2,000,000 shares of common stock, par value $.001 per share, to its founding shareholders in exchange for $2,000 in cash.

•

Year ended December 31, 2007

On July 31, 2007, CEI issued 2,000,000 shares of common stock, par value $.001 per share, to an individual in exchange for $2,000 in cash.

•

Year ended December 31, 2008

On February 22, 2008, CEI issued 60,000 shares of common stock, par value $.001 per share, in exchange for $1,500 in cash.

Contributed Capital – Related Party

•

Year ended December 31, 2006

A related party of CEI’s President paid $70 for certain general and administrative expenses on behalf of CEI

•

Year ended December 31, 2007

A related party of CEI’s President contributed professional services to CEI aggregating $400.  The value of services was based upon the fair value of the services provided.

A related party of the CEI’s President paid $210 for certain general and administrative expenses on behalf of CEI.

Note 6 – Change of Control

On April 1, 2009, DMP Holdings, Inc., (“DMP”) a privately held Utah company, acquired from various shareholders 4,039,000 shares of common stock of the Company at varying prices from various shareholders, which resulted in a change of control.  DMP beneficially and directly owns 4,039,000 shares of common stock which represents 99.4% of the outstanding shares of the common stock of the company based on 4,060,000 shares outstanding as reported in the latest available filing with the Securities and Exchange Commission.

Note 7 – Subsequent Events

Subsequent to June 30, 2009, SSG sold 30,000 shares of common stock at $0.10 per share resulting in an increase in capital of $3,000.

On August 6, 2009, the Board of Directors of the Company approved an 8 to 1 forward stock split to all shareholder of record on August 6, 2009.

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

Background

Corporate Equity Investments, Inc. (“CEI”) was incorporated under the laws of the State of Florida on December 22, 2006.   On July 30, 2009, the Board of Directors and a majority of the shareholders approved the filing of Articles of Conversion with the Nevada Secretary of State which effectively changed the domicile of CEI from Florida to Nevada and changed the name of the Company from Corporate Equity Investments, Inc. to Security Solutions Group, Inc. (the "Company", ”SSG”,  "our", "us" or "we")  In conjunction with the incorporation in the State of Nevada, SSG increased its number of authorized shares of common stock from 100,000,000 to 500,000,000.We have been in the developmental stage since inception and have conducted virtually no business operations, other than organizational and administrative activities.  We have no full-time employees and own no real estate or personal property.  Our business purpose is to seek the acquisition of, or merger with, an existing company. On April 1, 2009, DMP Holdings, Inc., (“DMP”) acquired 4,039,000 shares of common stock of the Company  resulting in DMP owning 99.48% of the outstanding shares of the Company’s common stock and effected a change of control. The Company filed a Current Report on Form 8-K with the United States Securities and Exchange Commission (“SEC”) on April 7, 2009.

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

Liquidity and Capital Resources

As of June 30, 2009, the Company had $0 assets as compared with assets of $170, comprised exclusively of cash and cash equivalents, as of December 31, 2008. The Company’s current liabilities as of June 30, 2009 totaled $4,335, comprised of accounts payable.  This compares to the Company’s current liabilities as of December 31, 2008 of $31,537 which comprised of accounts payable and related party payables.  In conjunction with the change of control, a note payable to a related party along with the outstanding  accounts payable less the cash, were forgiven resulting in a forgiveness of debt totaling $39,277 for the three months ended June 30, 2009.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

			Period From
			December 22, 2006
	Six months Ended June 30,		(Inception) to
	2009	2008	June 30, 2009
Net cash used in operating activities	$(170)	$(2,615)	$(5,500)
Net cash used in investing activities	0	0	0
Net cash provided by financing activities	0	1,500	5,500
Net effect on cash	(170)	(1,115)	0

The Company has generated no revenues since inception. The Company is also dependent upon the receipt of capital investments or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. Recurring expenses, which include accounting, auditing, legal, and administrative expenses, have averaged $1,700 per month since December 22, 2006, are expected to continue for until such time as we execute our business plan to acquire or merge with a private operating company.  In addition, the Company is dependent upon its largest shareholders and new investors to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 22, 2006 (Inception) to June 30, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and six months ending June 30, 2009, the Company had a net loss from operations of approximately $4,000 and $12,000, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of its March 31, 2009 form 10-Q , the sale the majority of the Company’s outstanding common stock to DMP and various other filings with the United States Securities and Exchange Commission (the “SEC”).  This compares with a net loss from operations of approximately $6,000 and $16,000 for the three and six months ending June 30, 2008, respectively comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G filed in September 2008, its one amendment and it’s March 31, 2008 quarterly report filed on form 10-Q.

For the period from December 22, 2006 (Inception) to June 30, 2009, the Company had a net loss from operations of approximately $50,000, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to various annual and quarterly filings of the Company’s with the SEC.

Other Income

Prior to a change in control, CEI had a $33,022 note payable to a related party, accounts payable of $6,425 and cash of $170.   In conjunction with the acquisition of the Company, the note payable, along with the accounts payable less the cash, were forgiven resulting in a forgiveness of debt totaling $39,277 for the three months ended June 30, 2009.

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

Item 4. Controls and Procedures.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During July 2009, SSG sold 30,000 shares of common stock at $0.10 per share resulting in an increase in capital of $3,000.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders

     None.

Item 5. Other Information

None.

Item  6.  Exhibits

Copies of the following documents are included as exhibits to this report pursuant to Item 601 of Regulation S-B.

SEC Ref. No.	Title of Document
31.1	Certification of the Principal Executive
Officer/ Principal Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002*

32.1	Certification of the Principal Executive Officer/
Principal Financial Officer pursuant to U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002*

* Filed herewith.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

CORPORATE EQUITY INVESTMENTS, INC.

Date: August 18, 2009	By:	/s/ Matt Allen
Matt Allen
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)