Form 10-Q
period 2009-09-30
Corporate Equity Investments, Inc.
filed 2009-11-05
CIK 1413181

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes  ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 4, 2009
Common Stock, $.001 par value per share	32,720,000 shares

  SECURITY SOLUTIONS GROUP, INC.

(Formerly CORPORATE EQUITY INVESTMENT, INC.)

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Security Solutions Group, Inc.

(Formerly Corporate Equity Investments, Inc.)

(A Development Stage Company)

September 30, 2009

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)

Condensed Balance Sheets as of September 30, 2009 (Unaudited) and December 31, 2008 (Audited)	5

Condensed Statements of Operations for the three months and nine months ended September 30, 2009 and 2008 and for the period from December 22, 2006 (Inception) to September 30, 2009 (Unaudited)	6

Condensed Statements of Cash Flows for the nine months ended September 30, 2009 and 2008 and for the period from December 22, 2006 (Inception) to September 30, 2009 (Unaudited)	7

Notes to Condensed Financial Statements (Unaudited)	8 to 11

SECURITY SOLUTIONS GROUP, INC.
(Formerly known as Corporate Equity Investments, Inc.)
BALANCE SHEETS

	September 30,	December 31,
	2009	2008
ASSETS	(Unaudited)	(Audited)
Current assets:
Cash	$3,000	$170

Total current assets	3,000	170

Total assets	$3,000	$170

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities
Accounts payable and accrued expenses	$-	$3,015
Due to related parties	37,393	28,522

Total current liabilities	37,393	31,537

Total liabilities	37,393	31,537

Stockholders’ deficit:
Preferred stock (no par value, 5,000,000 shares authorized,
none issued and outstanding)	-	-
Common stock ($0.001 par value, 500,000,000 shares authorized,
32,720,000 and 32,480,000 shares issued and outstanding at
September 30, 2009 and December 31, 2008, respectively	32,720	32,480
Paid in capital	(23,541)	(26,301)
Deficit accumulated during the development stage	(43,572)	(37,546)

Total stockholders’ deficit	(34,393)	(31,367)

Total liabilities and stockholders’ deficit	$3,000	$170

See accompanying notes to financial statements

SECURITY SOLUTIONS GROUP, INC
(Formerly known as Corporate Equity Investments, Inc.)
STATEMENTS OF OPERATIONS
(Unaudited)
					December 22,
					2006
	Three Months Ended		Nine Months Ended		(inception) to
	September 30,		September 30,		September 30,
	2009	2008	2009	2008	2009
Operating expenses
Professional fees	$24,280	$2,738	$36,525	$18,387	$74,071
Salaries	6,000	-	6,000	-	6,000
Investor relations	2,423	-	2,423	-	2,423
General and administrative	355	-	355	-	355

Total operating expenses	33,058	2,738	45,303	18,387	82,849

Net operating losses	(33,058)	(2,738)	(45,303)	(18,387)	(82,849)

Other income
Forgiveness of debt	-	-	39,277	-	39,277

Net loss	$(33,058)	$(2,738)	$(6,026)	$(18,387)	$(43,572)

Weighted average number of
shares outstanding during
the period- basic and diluted	32,683,077	32,480,000	32,547,692	32,387,153	28,805,291

Net loss per share -
basic and diluted	$(0.01)	$(0.01)	$(0.01)	$(0.01)	$(0.01)

See accompanying notes to financial statements

SECURITY SOLUTIONS GROUP, INC.
(Formerly known as Corporate Equity Investments, Inc.)
Statement of Cash Flows
(Unaudited)
			December 22,
			2006
	Nine Months ended		(inception) to
	September 30,		September30,
	2009	2008	2009

Cash flows from operating activities
Net loss	$(6,026)	$(18,387)	$(43,572)
Adjustments to reconcile net income loss to net cash used
in operating activities
Forgiveness of debt	(39,277)	-	(39,277)
Changes in operating assets and liabilities
Accounts payable and accrued expenses	3,240	-	35,456
Due to related parties	41,893	15,907	41,893

Net cash used in operating activities	(170)	(2,480)	(5,500)

Cash flows from financing activities
Proceeds from sale of common stock	3,000	1,500	4,500
Proceeds from sale of common stock-related parties	-	-	4,000

Net cash provided by financing activities	3,000	1,500	8,500

Net decrease in cash	2,830	(980)	3,000

Cash, beginning of period	170	1,150	-

Cash, end of period	$3,000	$170	$3,000

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

See accompanying notes to financial statements

Security Solutions Group, Inc.

(Formerly known as Corporate Equity Investments, Inc.)

Notes to Condensed Financial Statements

September 30, 2009

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ equity or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2008.The interim results for the period ended September 30, 2009 are not necessarily indicative of the results for the full fiscal year.

Note 2 – Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

Security Solutions Group, Inc. (“SSG”) (formerly Corporate Equity Investments, Inc. (“CEI”)) was incorporated in Florida on December 22, 2006. CEI was formed to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business.  On April 1, 2009, DMP Holdings, Inc., (“DMP”) a privately held Utah company, acquired from various shareholders 32,312,000 shares of common stock of CEI at varying prices from various shareholders, which resulted in a change of control.  DMP beneficially and directly owns 32,312,000 shares of common stock which represents 98.75% of the outstanding shares of the common stock of the company based on 32,720,000 shares outstanding as of September 30, 2009.

On July 30, 2009, the Board of Directors and a majority of the shareholders approved the filing of Articles of Conversion with the Nevada Secretary of State which effectively changed the domicile of CEI from Florida to Nevada and changed the name of the company from Corporate Equity Investments, Inc. to Security Solutions Group, Inc. In conjunction with the incorporation in the State of Nevada, SSG increased its number of authorized shares of common stock from 100,000,000 to 500,000,000.  On August 6, 2009, the Board of Directors of the Company approved an 8 to 1 forward common stock split stock to all shareholders of record on August 6, 2009.  All stock transactions noted herein have been adjusted to account for the forward stock split unless otherwise noted.

Unless the context indicates otherwise, references herein to “we,” “our,” “CEI” or the “Company” during periods prior to April 1, 2009 refer solely to CEI, while references to “we,” “our,” “SSG” or the "Company" after April 1, 2009 refer to SSG.

Development Stage

The Company’s financial statements are presented as those of a development stage enterprise.  Activities during the development stage primarily include related party equity-based financing and development of the business plan, hiring of a legal firm, minor operational set up (i.e. office), costs for United States Security and Exchange Commission, transfer agent and State regulatory filings, additional auditor costs for business reviews, as well as minimum compensation paid to the President. At September 30, 2009 the Company had not yet commenced operations.

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

Cash

For purposes of the statement of cash flows, the Company considers all highly liquid instruments purchased with a maturity of three months or less and money market accounts to be cash equivalents.  At September 30, 2009, the Company has no cash equivalents.

Net Loss per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At September 30, 2009, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Reclassifications

Certain amounts in the year 2008 financial statements have been reclassified to conform to the year 2009 presentation. The results of these reclassifications did not materially affect the Company’s financial position, results of operations or cash flows.

Recently Issued Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards CodificationTM (Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements.

The Company adopted changes issued by the FASB regarding accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. These guidelines are effective for business combinations completed on or after the first annual reporting period beginning on or after December 15, 2008.  The Company adopted these guidelines on April 1, 2009.  The adoption of these guidelines had no material impact to the Company’s financial position, results of operations or cash flows.

In March 2008, the FASB issued new disclosure requirements regarding derivative instruments and hedging activities. Entities must now provide enhanced disclosures on an interim and annual basis regarding how and why the entity uses derivatives; how derivatives and related hedged items are accounted for, and how derivatives and related hedged items affect the entity’s financial position, financial results and cash flow. Pursuant to the transition provisions, the Company adopted these new requirements on January 1, 2009. The adoption of this standard did not have a material effect on our consolidated financial statements.

In May 2009, the FASB issued guidelines on subsequent event accounting which sets forth: 1) the period after the balance sheet date during which management of a reporting entity should evaluate events or transactions that may occur for potential recognition or disclosure in the financial statements; 2) the circumstances under which an entity should recognize events or transactions occurring after the balance sheet date in its financial statements; and 3) the disclosures that an entity should make about events or transactions that occurred after the balance sheet date. This disclosure should alert all users of financial statements that an entity has not evaluated subsequent events after that date in the set of financial statements being presented. The adoption of this guidance did not have an impact on this company’s financial statements.

Other accounting standards that have been issued or proposed by the FASB or other standards-setting bodies that do not require adoption until a future date are not expected to have a material impact on the financial statement upon adoption.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net operating loss of $45,303 for the nine months ended September 30, 2009; a deficit accumulated during the development stage of $43,572 and a stockholders’ deficit of $34,393 as of September 30, 2009.  In addition, the Company is in the development stage and has not yet generated any revenues.  The ability of the Company to continue as a going concern is dependent on Management’s plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Due to Related Parties

Operations since the change in control on April 1, 2009 have been funded solely by a company related to DMP.  As of September 30, 2009, $37,393 was owed to this related party, for which interest is not being charged.

Note 5 – Forgiveness of Debt

Prior to the change in control on April 1, 2009, CEI had a $33,022 note payable to a related party, accounts payable of $6,425 and cash of $170.   In conjunction with the acquisition of the Company, the note payable, along with the accounts payable less the cash, were forgiven resulting in a forgiveness of debt totaling $39,277 for the nine months ended September 30, 2009.

Note 6 – Stockholders’ Equity

Common Stock Issuance for Cash

•

Year ended December 31, 2006

On December 22, 2006, CEI issued 16,000,000 shares of common stock, par value $.001 per share, to its founding shareholders in exchange for $2,000 in cash.

•

Year ended December 31, 2007

On July 31, 2007, CEI issued 16,000,000 shares of common stock, par value $.001 per share, to an individual in exchange for $2,000 in cash.

•

Year ended December 31, 2008

On February 22, 2008, CEI issued 480,000 shares of common stock, par value $.001 per share, in exchange for $1,500 in cash.

•

Nine months ended September 30, 2009

On July 15, 2009, SSG issued 240,000 shares of common stock, par value $.001 per share, in exchange for $3,000 in cash.

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

Note 7 – Subsequent Events

Management evaluated all activity of the Company through October 27, 2009 (the available for issuance date of the Financial Statements) and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

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

Background

Corporate Equity Investments, Inc. (“CEI”) was incorporated under the laws of the State of Florida on December 22, 2006.   On July 30, 2009, the Board of Directors and a majority of the shareholders approved the filing of Articles of Conversion with the Nevada Secretary of State which effectively changed the domicile of CEI from Florida to Nevada and changed the name of the Company from Corporate Equity Investments, Inc. to Security Solutions Group, Inc. (the "Company", ”SSG”,  "our", "us" or "we")  In conjunction with the incorporation in the State of Nevada, SSG increased its number of authorized shares of common stock from 100,000,000 to 500,000,000. On August 6, 2009, the Board of Directors of the Company approved an 8 to 1 forward common stock split stock to all shareholders of record on August 6, 2009.  All stock transactions noted herein have been adjusted to account for the forward stock split unless otherwise noted.  We have been in the developmental stage since inception and have conducted virtually no business operations, other than organizational and administrative activities.  We have retained one employee to initiate the development of the Company.  We own no real estate or personal property.  Our business purpose is to seek the acquisition of, or merger with, an existing company. On April 1, 2009, DMP Holdings, Inc., (“DMP”) acquired 32,312,000 shares of common stock of the Company  resulting in DMP owning 99.48% of the outstanding shares of the Company’s common stock and effected a change of control. The Company filed a Current Report on Form 8-K with the United States Securities and Exchange Commission (“SEC”) on April 7, 2009.

Our discussion of the proposed business under this caption and throughout this Form 10-Q is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

Description of Business

Based on our business activities, we are a "blank check" company. The U.S. Securities and Exchange Commission (the "SEC") defines such companies as "any development stage company that is issuing a penny stock, within the meaning of Section 3 (a)(51) of the Securities Exchange Act of 1934, as amended, (the "Exchange Act") and that has no specific business plan or purpose, or has indicated that its business plan is to merge with an unidentified company or companies." Under SEC Rule 12b-2 under the Securities Act of 1933, as amended (the "Securities Act"), we also qualify as a "shell company," because we have no or nominal assets (other than cash) and no or nominal operations. Many states have enacted statutes, rules and regulations limiting the sale of securities of "blank check" companies in their respective jurisdictions. No trading market currently exists for our securities, and Management does not intend to undertake any efforts to cause a market to develop in our securities, either debt or equity, or to register any securities under the Securities Act or state blue sky laws or the regulations there under until we have successfully concluded a business combination. We intend to comply with the periodic reporting requirements of the Exchange Act for so long as we are subject to those requirements.

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

Other than our efforts to effectuate a business combination, we have conducted no business operations to date.  We therefore, can be characterized as a "shell" corporation. As a "shell" corporation, we face risks inherent in the investigation, acquisition, or involvement in a new business opportunity. Further, as a "development stage" or "start-up" company, we face all of the unforeseen costs, expenses, problems, and difficulties related to such companies, including whether we will continue to be a going concern entity for the foreseeable future.

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

Liquidity and Capital Resources

As of September 30, 2009, the Company had $3,000 cash resulting from the sale of 240,000 shares of common stock during July 2009, as compared with assets of $170, comprised exclusively of cash and cash equivalents, as of December 31, 2008. The Company’s current liabilities as of September 30, 2009 totaled $37,393, comprised of amounts payable to a related party.  This compares to the Company’s current liabilities as of December 31, 2008 of $31,537 which comprised of accounts payable and related party payables.  In conjunction with the change of control, a note payable to a related party along with the outstanding accounts payable less the cash, were forgiven resulting in a forgiveness of debt totaling $39,277 for the nine months ended September 30, 2009.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

			Period From December 22, 2006 (Inception) to September 30, 2009
	Nine Months Ended September 30,
	2009	2008

Net cash used in operating activities	$(170)	$(2,480)	$(5,500)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	3,000	1,500	8,500
Net effect on cash	$(2,830)	$(980)	$3,000

The Company has generated no revenues since inception. The Company is also dependent upon the receipt of capital investments or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. Recurring expenses, which include accounting, auditing, legal, and administrative expenses, have averaged $2,200 per month since December 22, 2006, are expected to continue until such time as we execute our business plan to acquire or merge with a private operating company.  In addition, the Company is dependent upon its largest shareholders and new investors to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 22, 2006 (Inception) to September 30, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three and nine months ending September 30, 2009, the Company had a net loss from operations of approximately $33,000 and $45,000, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of its quarterly reports on form 10-Q and various other filings with the United States Securities and Exchange Commission (the “SEC”), the sale of the majority of the Company’s outstanding common stock to DMP as well as certain costs necessary to run a public company.  Activities include development of the business plan, hiring of a legal firm, minimal operational set up (i.e. office), costs for SEC, transfer agent and State regulatory filings, additional auditor costs for business reviews, as well as minimum compensation paid to the President. This compares with a net loss from operations of approximately $3,000 and $18,000 for the three and nine months ending September 30, 2008, respectively comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G filed in September 2008, its one amendment and its quarterly reports filed on form 10-Q.

For the period from December 22, 2006 (Inception) to September 30, 2009, the Company had a net loss from operations of approximately $83,000, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to various annual and quarterly filings of the Company’s with the SEC in addition to those costs noted above.

Other Income

Prior to a change in control, CEI had a $33,022 note payable to a related party, accounts payable of $6,425 and cash of $170.   In conjunction with the acquisition of the Company, the note payable, along with the accounts payable less the cash, were forgiven resulting in a forgiveness of debt totaling $39,277 for the nine months ended September 30, 2009.

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

Item 4. Controls and Procedures.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Our sole officer and director has reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of September 30, 2009, are effective in timely alerting her to material information relating to the Company that is required to be included in its periodic filings with the Commission.

In connection with its evaluation during the quarterly period ended September 30, 2009, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

During July 2009, SSG sold 240,000 shares of common stock valued at $3,000.

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

SECURITY SOLUTIONS GROUP, INC.

Date: November 4, 2009	By:	/s/ Matt Allen
Matt Allen
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)