Form 10-K
period 2009-12-31
SECURITY SOLUTIONS GROUP, INC.
filed 2010-04-05
CIK 1413181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2009

☐	TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number 000-53046

SECURITY SOLUTIONS GROUP, INC.

(Formerly CORPORATE EQUITY INVESTMENTS, INC.)

(Exact name of registrant as specified in its charter)

Nevada	20-8090735
(State of incorporation)	(I.R.S. Employer Identification No.)

3651 Lindell Road, Suite D-150, Las Vegas, NV 89103	702-943-0302
(Address of principal executive offices)	(Registrant’s telephone number, including area code)
Securities registered under Section 12(b) of the Act:
Title of each class registered:	Name of each exchange on which registered:
None	None

Securities registered under Section 12(g) of the Act: Common Stock, Par Value $0.001 (Title of class)

Indicate by check mark if the registrant is a well known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐    No   ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.          Yes  ☐    No  ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports) and, (2) has been subject to such filing requirements for the past 90 days. Yes ☒   No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☐   No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§ 229.405 of this chapter)  is not contained herein and, will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes ☒   No ☐

The outstanding number of shares of common stock as of March 31, 2010 was 32,720,000.

Documents incorporated by reference:  None

PART I

ITEM 1. BUSINESS.

General Development of Business

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

Business of Issuer

Our discussion of the proposed business under this caption and throughout this Annual Report is purposefully general and is not meant to restrict our virtually unlimited discretion to search for and enter into potential business opportunities.

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

We do not currently engage in any business activities that provide cash flow. The costs of investigating and analyzing business combinations for the next 12 months and beyond such time will be paid with money in our treasury, if any, with additional money contributed by our stockholders, via borrowings from a related entity, or another source.

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

The analysis of new business opportunities will be undertaken by, or under the supervision of, Mr. Phil Viggiani, the Company’s president. We have unrestricted flexibility in seeking, analyzing and participating in potential business opportunities. In our efforts to analyze potential acquisition targets, we will consider the following kinds of factors:

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

We anticipate that we will locate and make contact with target businesses primarily through our reputation and a network of business contacts.

In connection with our evaluation of a prospective target business, our board of directors and primary shareholder, anticipate that they will conduct a due diligence review which will encompass, among other things, meetings with incumbent management and inspection of facilities, as well as review of financial or other information which will be made available to us. The time and costs required to select and evaluate a target business, including conducting a due diligence review, negotiating relevant agreements and preparing requisite documents for filing pursuant to applicable Federal securities laws, state blue sky laws, foreign securities laws, if any, and corporation laws cannot presently be ascertained with any degree of certainty.

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

Our president is engaged in outside business activities and anticipates that he will devote to our business very limited time until the acquisition of a successful business opportunity has been identified. However, our president will devote such time as he deems reasonably necessary to carry out the business and affairs of the Company, including, the evaluation of potential target businesses and the negotiation of a business combination, and, as a result, the amount of time devoted to our business and affairs may vary significantly depending upon, among other things, whether we have identified a target business or are engaged in active negotiations of a business combination.

Although we are currently issuing shares of common stock to finance our administrative expenses, we will, in all likelihood, issue a substantial number of additional securities in connection with the consummation of a business combination. To the extent that such additional securities are issued, dilution to the interests of our shareholders will inevitably occur. Additionally, if a substantial number of shares of common stock are issued in connection with the consummation of a business combination, a change in our control will occur which will also likely affect, among other things, our ability to utilize net operating loss carry forwards, if any.  Any such change in control will likely result in the resignation or removal of our president. If there is a change in the person serving as president, no assurance can be given as to the experience or qualifications of our new management. Our president considers it likely that in order to consummate a business combination, a change in control will ultimately occur; therefore, he anticipates offering not less than a controlling interest to a target business in order to effectuate a business combination. This will require the consent of the majority shareholder, DMP, to achieve.

Our majority shareholder and parties related thereto may actively negotiate for or otherwise consent to the disposition of any portion of their common stock as a condition to or in connection with a business combination.  Therefore, it is possible that the terms of any business combination will provide for the sale of all or any portion of the shares of common stock owned beneficially by our president. If we have additional shareholders at the time a business combination is effected, it is possible that none of our other shareholders other than our current majority shareholders will be afforded the right to sell their shares of common stock in connection with a business combination pursuant to the same terms that our current shareholders will be provided.

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

We have neither the present intention, nor does the present potential exist for us, to consummate a business combination with a target business in which our president or his affiliates or associates, directly or indirectly, have a pecuniary interest, although no existing corporate policies would prevent this from occurring. Although there are no current plans to do so, we may engage the services of professional firms that specialize in finding business acquisitions and pay a finder's fee or other compensation. Since we have no current plans to utilize any outside consultants or advisors to assist in a business combination, no policies have been adopted regarding use of such consultants or advisors, the criteria to be used in selecting such consultants or advisors, the services to be provided, the term of service, or regarding the total amount of fees that may be paid. However, because of our limited resources, it is likely that any such fee we agree to pay would be paid in cash and/or shares of our common stock. In no event will we pay a finder's fee or commission to any officer or director or to any entity with which they are affiliated for such service. Moreover, in no event shall we issue any of our securities to any of our officers, directors, or promoters, if any, or any of their respective affiliates or associates, in connection with activities designed to locate a target business.

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

Investment Company Act and Other Regulation

We may participate in a business combination by purchasing, trading or selling the securities of such target business. We do not, however, intend to engage primarily in such activities. Specifically, we intend to conduct our activities so as to avoid being classified as an "investment company" under the Investment Company Act of 1940, as amended (the "Investment Act"), and, therefore, to avoid application of the costly and restrictive registration and other provisions of the Investment Act, and the regulations promulgated there under.

We will not enter into any business combination until the target business has obtained the requisite audited financial statements required to be included in a report on Form 8-K to be filed by us with the SEC pursuant to the requirements of Form 8-K, the Exchange Act, and the applicable rules and regulations there under.

No assurances are given that subsequent to such a business combination that a trading market in our securities will develop, or, if such a trading market is developed, that it can be maintained with liquidity. We presently have 500,000,000 shares of common stock authorized of which 32,720,000 shares are currently issued and outstanding. None of these outstanding shares have been registered under the Securities Act, and all of which are deemed to be "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act, because such shares were issued in a private placement transaction to "accredited investors" not involving a public offering. These shares may not be resold under Rule 144 unless and until the Company has acquired an operating business and has met the holding period requirements of Rule 144 or has registered these shares for resale.

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

ITEM 1A. RISK FACTORS.

Investing in our common stock is highly speculative and involves a high degree of risk. Any potential investor should carefully consider the risks and uncertainties described below before purchasing any shares of our common stock.  The risks described below are those we currently believe may materially affect us.  If any of them occur, our business, financial condition, operating results or cash flow could be materially harmed.  As a result, the trading price of our stock could decline, and you might lose all or part of your investment. Our business, financial condition and operating results, or the value of any investment you make in the stock of our Company, or both, could be adversely affected by any of the factors listed and described below.  These risks and uncertainties, however, are not the only ones that we face.  Additional risks and uncertainties not currently known to us, or that we currently think are immaterial, may also impair our business operations or the value of your investment.

Risks Related to our Business

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

WE HAVE YET TO EARN REVENUE FROM OUR OPERATIONS AND, BECAUSE OUR ABILITY TO SUSTAIN OUR OPERATIONS IS DEPENDENT ON OUR ABILITY TO RAISE FINANCING, OUR ACCOUNTANTS BELIEVE THAT THERE IS SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN.

We have incurred net losses of $117,893 for the period from our inception on December 22, 2006 to December 31, 2009, and have no revenues to date. Our future is dependent upon our ability to obtain financing or find a company suitable to merge with or acquire. These factors raise substantial doubt that we will be able to continue as a going concern. LBB & Associates Ltd., LLP, Certified Public Accountants, our independent auditors, have raised substantial doubt about our ability to continue as a going concern given our accumulated losses. This opinion could materially limit our ability to raise additional funds by issuing new debt or equity securities or otherwise. If we fail to raise sufficient capital, we will not be able to complete our business plan. As a result we may have to liquidate our business and you may lose your investment. You should consider our auditor's comments when determining if an investment in the Company is suitable.

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

LIMITED ABILITY TO EVALUATE TARGET BUSINESS’ MANAGEMENT

While our ability to successfully effect a business combination will be dependent upon certain key personnel, the future role of such personnel in the target business cannot presently be stated with any certainty. There can be no assurance that our president will remain associated in any operational capacity with us following a business combination. Moreover, there can be no assurances that our president will have any experience or knowledge relating to the operations of the particular target business. Furthermore, although we intend to scrutinize the management team of a prospective target business in connection with evaluating the desirability of effecting a business combination with such target business, there can be no assurances that our assessment of such management team will prove to be correct, especially since our president is not a professional business analyst. See Item 10, "Directors, Executive Officers and Corporate Governance."

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

 NO OPPORTUNITY FOR NON-AFFILIATE SHAREHOLDER EVALUATION OR APPROVAL OF BUSINESS COMBINATIONS

Our non-affiliate shareholders, if any, will, in all likelihood, not receive nor otherwise have the opportunity to evaluate any financial or other information which will be made available to us in connection with selecting a potential business combination until after we have entered into an agreement to effectuate a business combination. Such agreement to effectuate a business combination, however, will be subject to shareholder approval pursuant to applicable law. As a result, our non-affiliate shareholders, if any, will be almost entirely dependent on the judgment and experience of our president, his advisors, and perhaps also with the judgment of our other shareholder, in connection with the selection and ultimate consummation of a business combination.

In addition, under Nevada law, the form of business combination could have an impact upon the availability of dissenters' rights (i.e., the right to receive fair payment with respect to our common stock) to shareholders disapproving the proposed business combination. See Item 1, "Business - `Business of Issuer'" and Item 13, "Certain Relationships and Related Transactions, and Director Independence."

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

Target companies that fail to comply with SEC reporting requirements may delay or preclude acquisition. Sections 13 and 15 (d) of the Exchange Act require reporting companies to provide certain information about significant acquisitions, including certified financial statements for the company acquired, covering one, two, or three years, depending on the relative size of the acquisition. The time and additional costs that may be incurred by some target entities to prepare these statements may significantly delay or essentially preclude consummation of an acquisition. Otherwise suitable acquisition prospects that do not have or are unable to obtain the required audited statements may be inappropriate for acquisition so long as the reporting requirements of the Exchange Act are applicable.

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

PRESIDENT CONFLICTS OF INTEREST

Our president is not required to commit his full time to our affairs and, accordingly, such person may have a conflict of interest in allocating management time among various business activities. Our president engages in other business activities similar and dissimilar to those we are engaged in without any limitations or restrictions applicable to such activities (see, for example Item 10, "Directors, Executive Officers and Corporate Governance," for a description of our officer and director's other business affiliations). To the extent that our officer and director engages in such other activities, he will have possible conflicts of interest in diverting opportunities to other companies, entities or persons with which he is or may be associated or have an interest, rather than diverting such opportunities to us. As no policy has been established for the resolution of such a conflict, we could be adversely affected should our president choose to place his other business interests before ours. No assurance can be given that such potential conflicts of interest will not cause us to lose potential opportunities. Our president may become aware of investment and business opportunities which may be appropriate for presentation to us as well as the other entities with which they are affiliated. Our president may have conflicts of interest in determining which entity a particular business opportunity should be presented. Accordingly, as a result of multiple business affiliations, our president may have similar legal obligations relating to presenting certain business opportunities to multiple entities. In addition, conflicts of interest may arise in connection with evaluations of a particular business opportunity by the board of directors with respect to the foregoing criteria. There can be no assurances that any of the foregoing conflicts will be resolved in our favor. We may also consider business combinations with entities owned or controlled by persons other than those persons described above. There can be no assurances that any of the foregoing conflicts will be resolved in our favor.

Our president may actively negotiate for or otherwise consent to the disposition of all or any portion of his shares of common stock, as a condition to, or in connection, with a business combination. Therefore, it is possible that the terms of any business combination will provide for the sale of all or a portion of the shares of common stock held by such shareholder. In the event that such a sale occurs, the Company's president intends to approve the business combination pursuant to the Nevada Revised Statute Section 78, which will have the effect of removing the transaction from the purview of the control-share acquisition statute promulgated under the Nevada Revised Statutes. Thus, it is likely that no other shareholders, if any, will be afforded the right to sell shares of common stock in connection with a business combination pursuant to the same terms that our president will be provided. Also, such other shareholders, if any, will not be afforded an opportunity to approve or consent to the purchase of all or any portion of the shares of common stock being sold by our president. See Item 1, "Business -`Business of Issuer'."

Risks Related to an Investment in Our Securities

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

In addition, the SEC has adopted a number of rules to regulate "penny stocks". Such rules include Rules 3a51-1, 15g-1, 15g-2, 15g-3, 15g-4, 15g-5, 15g-6, and 15g-9 under the Exchange Act. Because our securities may from time to time, and at the present time, constitute "penny stocks" within the meaning of these rules, the rules would apply to the Company and to its securities. These rules may further affect the ability of our shareholders to sell their shares in any public market which might develop.

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

We are aware of the abuses that have occurred historically in the penny stock market. Although we do not expect to be in a position to dictate the behavior of the market or of broker-dealers who participate in the market, our president will strive within the confines of practical limitations and applicable laws and regulations to prevent the described patterns from being established with respect to our securities.

FINANCIAL INDUSTRY REGULATORY AUTHORITY (FINRA) SALES PRACTICE REQUIREMENTS MAY ALSO LIMIT A STOCKHOLDER’S ABILITY TO BUY AND SELL OUR COMMON STOCK.

 FINRA has adopted rules that require that in recommending an investment to a customer, a broker-dealer must have reasonable grounds for believing that the investment is suitable for that customer. Prior to recommending speculative low priced securities to their non-institutional customers, broker-dealers must make reasonable efforts to obtain information about the customer’s financial status, tax status, investment objectives and other information. Under interpretations of these rules, FINRA believes that there is a high probability that speculative low priced securities will not be suitable for at least some customers. FINRA requirements make it more difficult for broker-dealers to recommend that their customers buy our common stock, which may limit your ability to buy and sell our stock and have an adverse effect on the market for our shares.

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

THE COMPANY MAY ISSUE MORE SHARES IN A MERGER OR ACQUISITION, WHICH WILL RESULT IN SUBSTANTIAL DILUTION.

Our Amended and Restated Articles of Incorporation authorize the issuance of a maximum of 500,000,000 shares of common stock. Any merger or acquisition effected by us may result in the issuance of additional securities without stockholder approval and may result in substantial dilution in the percentage of our common stock held by our then existing stockholders. Moreover, the common stock issued in any such merger or acquisition transaction may be valued on an arbitrary or non-arm's-length basis by our management, resulting in an additional reduction in the percentage of common stock held by our then existing stockholders. Our board of directors has the power to issue any or all of such authorized but unissued shares without stockholder approval. To the extent that additional shares of common stock are issued in connection with a business combination or otherwise, dilution to the interests of our stockholders will occur and the rights of the holders of common stock might be materially and adversely affected.

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

ITEM 1B. UNRESOLVED STAFF COMMENTS.

Not Applicable.

ITEM 2. DESCRIPTION OF PROPERTY.

The registered office and sole location of the Company is 3651 Lindell Road, Suite D-150,

Las Vegas, NV  89103.

ITEM 3. LEGAL PROCEEDINGS.

Presently, there are no legal proceedings to which we are a party, and we do not know of any legal proceedings threatened or contemplated against us.

ITEM 4  [RESERVED]

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

None of our shares of common stock are presently subject to outstanding options or warrants to purchase, or securities convertible into our common equity. There are forty three (43) shareholders of our common stock holding beneficial control of a total of 32,720,000 shares. All of these shares are "restricted securities", as that term is defined under Rule 144 promulgated under the Securities Act, in that such shares were issued in a private transaction not involving a public offering in accordance with the exemptions from registration afforded by Section 4(2) of the Securities Act. These shares may not be resold under Rule 144 unless and until the Company has acquired an operating business and has met the holding period requirements of Rule 144 or has registered these shares for resale.

Neither the Company, our president, nor our shareholders have, at the present time, any plans, proposals, arrangements, understandings or intention of selling any unissued or outstanding shares of common stock in the public market subsequent to a business combination. Nevertheless, in the event that substantial amounts of common stock are sold in the public market subsequent to a business combination, such sales may adversely affect the price for the sale of the Company's equity securities in any trading market which may develop, if at all. No prediction can be made as to the effect, if any, that market sales of restricted shares of common stock or the availability of such shares for sale will have on the market prices prevailing from time to time, if any.

We presently serve as our own transfer agent and registrar for our common stock.

Dividends

We have not paid any dividends on our common stock to date and do not presently intend to pay cash dividends prior to the consummation of a business combination. The payment of cash dividends in the future, if any, will be contingent upon our revenues and earnings, if any, capital requirements, and general financial condition subsequent to the consummation of a business combination. The payment of any dividends subsequent to a business combination will be within the discretion of our then existing board of directors. It is the present intention of our president to retain all earnings, if any, for use in our business operations, and, accordingly, the board of directors does not anticipate paying any cash dividends in the foreseeable future.

Recent Sales of Unregistered Securities

The following sets forth information relating to all previous sales of our common stock, which sales were not registered under the Securities Act. As of the date of this report, we have forty-three (43) shareholders and 32,720,000 shares of common stock issued and outstanding.

In connection with our organization on December 22, 2006, 16,000,000 shares of restricted common stock were issued to Waterford Capital Group, Inc. in exchange for $2,000 in cash. Charles J. Scimeca subscribed to another 16,000,000 shares of restricted common stock in exchange for $2,000 in cash, on July 31, 2007. In January 2008, we issued a total of 480,000 shares of restricted common stock to six accredited investors in transactions exempt from registration under the Securities Act, pursuant to Section 4(2) of the Securities Act and/or Rule 506. In each of the Regulation D transactions conducted in January 2008, the offering price was $0.003125 per share. Thus, we issued 480,000 shares of common stock to six accredited investors for $1,499 in transactions exempt from registration.

On or about April 1, 2008, Waterford Capital Group, Inc. gifted 1,600,000 shares to one other entity but retained voting control of the shares until the Company makes a business acquisition. On or about April 1, 2008, Waterford Capital Group, Inc. also gifted 2,400,000 shares to the family of Ms. Weigel, but Waterford Capital Group, Inc. retained beneficial ownership of these shares until they are sold or until the respective owners reach the age of majority.

On April 1, 2009, DMP Holdings, Inc. acquired 32,312,000 shares of restricted common stock from 16 shareholders in exchange for $50,000.   The acquisition resulted in DMP owning 99.48% of the outstanding shares of the Company’s common stock and effected a change of control.

During July 2009, 240,000 shares of restricted common stock were sold to thirty (30) investors who primarily consisted of employees and family members of DMP for $0.0125 per share or a total of $3,000 in cash.

The purchasers listed above represented their intention to acquire the securities for investment purposes and their understanding that the securities were not issued pursuant to a registration statement under the Securities Act. A legend was placed on the stock certificates stating that the securities have not been registered under the Securities Act and cannot be sold or otherwise transferred without an effective registration or an exemption there from.

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

ITEM 6. SELECTED FINANCIAL DATA.

Not applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation S-K.

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

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 22, 2006 (Inception) to December 31, 2009. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the year ended December 31, 2009 the Company had a net loss from operations of approximately $80,000, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of its quarterly reports on form 10-Q and various other filings with the United States Securities and Exchange Commission (the “SEC”), the sale of the majority of the Company’s outstanding common stock to DMP as well as certain costs necessary to run a public company.  Activities include development of the business plan, hiring of a legal firm, minimal operational set up (i.e. office), costs for SEC, transfer agent and State regulatory filings, additional auditor costs for business reviews, as well as minimum compensation paid to the former President. This compares with a net loss from operations of approximately $22,000 for the year ended December 31, 2008, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to the filing of the Company’s registration statement on Form 10-SB12G filed in September 2008, its one amendment and its quarterly reports filed on form 10-Q.

For the period from December 22, 2006 (Inception) to December 31, 2009, the Company had a net loss from operations of approximately $118,000, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to various annual and quarterly filings of the Company with the SEC in addition to those costs noted above.

Capital Contribution-related party

Prior to a change in control, the Company had a $33,022 note payable to a related party, accounts payable of $6,425 and cash of $170.   In conjunction with the change of control of the Company, the note payable, along with the accounts payable less the cash, were eliminated with the proceeds received from DMP.  The resulting extinguishment of debt, totaling $39,277, was treated as contributed capital-related party in the accompanying financial statements as of December 31, 2009.

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

Liquidity and Capital Resources

As of December 31, 2009, the Company had $3,000 cash resulting from the sale of 240,000 shares of common stock during July 2009, as compared with cash of $170 as of December 31, 2008. The Company’s current liabilities as of December 31, 2009 totaled $72,437, comprised of accounts payable and amounts payable to a related party.  This compares to the Company’s current liabilities as of December 31, 2008 of $31,537 which comprised of accounts payable and related party payables.  In conjunction with the change of control, a note payable to a related party along with the outstanding accounts payable less the cash, were forgiven resulting in a forgiveness of debt totaling $39,277 for the year ended December 31, 2009.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

	Year Ended December 31,		Period From December 22, 2006 (Inception) to December 31
	2009	2008	2009
Net cash used in operating activities	$ (42,395)	$ (19,314)	$ (76,246)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	45,225	18,334	79,246
Net effect on cash	$ 2,830	$ (980)	$ 3,000

The Company has generated no revenues since inception. The Company is also dependent upon the receipt of capital investments or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. Recurring expenses, which include accounting, auditing, legal, and administrative expenses, have averaged $5,500 per month during fiscal year 2009 and are expected to continue until such time as we execute our business plan to acquire or merge with a private operating company.  In addition, the Company is dependent upon its largest shareholders and new investors to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK.

Not Applicable to a “smaller reporting company” as defined in Item 10(f)(1) of SEC Regulation

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The financial statements required by Item 8 are submitted in a separate section of this report, beginning on F-1, and are incorporated herein and made a part hereof.

ITEM 9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

On February 3, 2010, R.R. Hawkins and Associates International, PSC (“Hawkins”) was dismissed as the Registrant’s independent registered public accounting firm. On the same date, February 3, 2010, the accounting firm of LBB & Associates Ltd., LLP (“LBB”) was engaged as the Registrant’s new independent registered public accounting firm. The Registrant’s Board of Director’s approved both the dismissal of Hawkins and the engagement of LBB on February 3, 2010.

Except as described below, the report of Hawkins on the financial statements of Security Solutions Group, Inc. (then known as Corporate Equity Investments, Inc.) as of and for the years ended December 31, 2008 and December 31, 2007 did not contain an adverse opinion or a disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles for either of the years ended December 31, 2008 and 2007 as described under Item 304 (a)(1)(ii) of Regulation S-K. Hawkins’ audit report relating to the audit of Security Solutions Group, Inc.’s financial statements for the year ended December 31, 2008 and filed on March 23, 2009 indicated the auditors’ substantial doubt about the Company’s ability to continue as a going concern because the Company required additional funds to meet its obligations and the costs of its operations.

Since the Company’s inception on December 22, 2006, during the period that Hawkins was the Registrant’s independent registered public accounting firm, the Registrant (or someone on its behalf) had not consulted with LBB, or any other auditor, regarding any accounting or audit concerns for the two most recent years and the subsequent interim period through the date the firm was engaged, to include, but not by way of limitation, those stated in Item 304 of Regulation S-K.

During the Registrant’s two most recent fiscal years ended December 31, 2008 and 2007, and through the date of dismissal, the Registrant has not had any disagreements with Hawkins, whether resolved or not resolved, on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which, if not resolved to said accountants' satisfaction, would have caused it to make reference to the subject matter of the disagreements(s) in connection with its report.  Additionally, there have been no reportable events within the meaning set forth in Item 304 of Regulation S-K.

A copy of Hawkins’ letter to the SEC describing the above was filed with the Company’s Current Report on Form 8-K/A on February 22, 2010.

ITEM 9A(T).

CONTROLS AND PROCEDURES

Evaluation of Disclosure Controls and Procedures

We have carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer/Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended (the “Exchange Act”)) as of December31, 2009. Based on such evaluation, we have concluded that, as of such date, our disclosure controls and procedures were effective to ensure that information required to be disclosed by us in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in applicable SEC rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer/Principal Financial Officer, as appropriate, to allow timely discussions regarding required disclosure.

Management’s Report on Internal Control over Financial Reporting

Security Solutions Group, Inc.’s management is responsible for establishing and maintaining internal control over financial reporting for the Company. The Company’s internal control system was designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. Internal control over financial reporting of the Company includes those policies and procedures that:

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

The management of Security Solutions Group, Inc. assessed the effectiveness of the Company’s internal control over financial reporting as of December 31, 2009. In making its assessment of internal control over financial reporting management used the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal-Control-Integrated Framework and implemented a process to monitor and assess both the design and operating effectiveness of the

Company’s internal controls. Based on this assessment, management believes that as of December 31, 2009, the Company’s internal control over financial reporting was effective.

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

Changes in Internal Control Over Financial Reporting

Management of the Company has evaluated, with the participation of the Company’s Chief Executive Officer/Chief Financial Officer, changes in the Company’s internal controls over financial reporting (as defined in Rule 13a-15(f) of the Exchange Act) during the fourth quarter of 2009. In connection with such evaluation, there have been no changes to the Company’s internal control over financial reporting that occurred since the beginning of the Company’s fourth quarter of 2009 that have materially affected, or are reasonably likely to materially affect the Company’s internal control over financial reporting.

ITEM 9B.

OTHER INFORMATION

None.

PART  III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE.

Directors and Executive Officers

Our executive officers and directors and additional information concerning them are as follows:

Name	Age	Position
Phil Viggiani	57	President, Secretary, Treasurer and Director
Wayne Lipkus	45	Director

 Phil Viggiani –Mr. Viggiani has been the Company’s Secretary, Treasurer and Director since November 2009 to the present. Mr. Viggiani is the Vice President of Sales and Marketing for Praesidium which is his primary position. Mr. Viggiani is also a Director on DMP Holdings Inc which acquired control of the company on April 1, 2009. There are no agreements in place with Mr. Viggiani or expectations for him to devote his sole efforts to the management of the business. Until such time as a business combination occurs, Mr. Viggiani, does not expect any changes in management.

Wayne Lipkus – Mr. Lipkus received his Bachelor of Commerce degree from the University of Toronto in 1986.  Mr. Lipkus then attended Seneca College where he graduated in Computer Programming and Analysis in 1988.  Since graduation from college, Mr. Lipkus has worked extensively in the computer programming industry where he has created numerous computer software programs and anti-counterfeiting training manuals for major intellectual property owners.  Mr. Lipkus currently owns and operates a computer consultant business, Lipkus & Associates Computer Consultants, Inc.

Term of Office

The term of office of each director expires at our annual meeting of stockholders or until their successors are duly elected and qualified.

Significant Employees

We have no significant employees other than our president, Mr. Phil Viggiani.

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

Promoters and Control Persons

On April 1, 2009, DMP acquired 32,312,000 shares of common stock of the Company  resulting in DMP owning 99.48% of the outstanding shares of the Company’s common stock.

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

ITEM 11. EXECUTIVE COMPENSATION.

Neither Mr. Viggiani nor Mr. Lipkus receive any compensation for services rendered to us.  They have not received such compensation in the past, and are not accruing any compensation pursuant to any agreement with us. No remuneration of any nature has been paid for or on account of services rendered by a director in such capacity. Mr. Viggiani and Mr. Lipkus intend to devote no more than a few hours a week to our affairs.

Neither Mr. Viggiani nor Mr. Lipkus will receive a finder's fee or other compensation, either directly or indirectly, as a result of their efforts to implement our business plan outlined herein. It is possible that, after we successfully consummate a business combination with an unaffiliated entity, that entity may desire to employ or retain one or a number of members of our management for the purposes of providing services to the surviving entity. However, we have adopted a policy whereby the offer of any post-transaction employment to members of management will not be a consideration in our decision whether to undertake any proposed transaction. No retirement, pension, profit sharing, stock option or insurance programs or other similar programs have been adopted by us for the benefit of our employees.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS.

Beneficial Ownership of Securities

The following table sets forth, certain information as of March 31, 2010, regarding the beneficial ownership of our common stock by (i) each stockholder known by us to be the beneficial owner of more than five percent of our common stock, (ii) by each of our executive officers named in the Summary Compensation Table and our directors and (iii) by all of our executive officers and directors as a group.  Each of the persons named in the table has sole voting and investment power with respect to common stock beneficially owned.  Unless otherwise noted in the table, the address for each of the persons identified is 3651 Lindell Road, Suite D-150, Las Vegas, NV  89103. Beneficial ownership is calculated based upon 32,720,000 shares of common stock issued and outstanding as of March 31, 2010.

Name and Address of Beneficial Owner	Total Number of Shares Beneficially Owned(1)	Percent of Common Stock
Named Executive Officers & Directors
Phil Viggiani(2)	--(2)	--(2)
Wayne Lipkus	--	--
Beneficial Owners of Five Percent or More
DMP Holdings, Inc.(2)	32,312,000(2)	98.75%(2)

(1) The number of shares of common stock owned are those “beneficially owned” as determined under the rules of the Securities and Exchange Commission, including any shares of common stock as to which a person has sole or shared voting or investment power and any shares of common stock which the person has the right to acquire within sixty (60) days through the exercise of any option, warrant or right.  No beneficial owner has the right to acquire within sixty (60) days additional shares of common stock from options, warrants, rights or similar obligations.

(2)Mr. Viggiani owns one-third of DMP Holdings, Inc.

Director Independence

We do not have any independent directors.

Transactions with Promoters

A description of the Company’s founding shareholders and their contributions to the Company are set forth above in Item 10, “Directors, Executive Officers and Corporate Governance.”

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees

The aggregate fees billed for the years ended December 31, 2009 and December 31, 2008 for the professional services rendered by Hawkins Accounting, our independent public accounting firm during fiscal years 2009 and 2008, for the audit of the Company’s annual financial statements, review of financial statements or services that are normally provided by our independent public accounting firm in connection with statutory and regulatory filings or engagements for such fiscal years, equaled $24,750 and $10,500, respectively.

Audit Related Fees

There were no fees billed for the years ended December 31, 2008 and December 31, 2009, for assurance and related services by Hawkins Accounting that are reasonably related to audit or review of the Company’s financial statements not reported under “Audit Fees” above.

Tax Fees

Hawkins Accounting does not provide us with tax compliance, tax advice or tax planning services.

All Other Fees

No other fees were billed by Hawkins Accounting to the Company during the years ended December 31, 2009 and December 31, 2008.

PART IV

ITEM 15.  EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

The Company’s financial statements and related notes thereto are listed and included in this Annual Report beginning on page F-1.   The following exhibits are filed with, or are incorporated by reference into, this Annual Report.

Exhibit Number	Description
31.1	Certification pursuant to Section 302 of the Sarbanes-Oxley Act*

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act* *Filed here with.

Report of Independent Registered Public Accounting Firm

To the Board of Directors of

Security Solutions Group, Inc. (formerly Corporate Equity Investments, Inc.)

(A Development Stage Company)

Las Vegas, Nevada

We have audited the accompanying balance sheet of Security Solutions Group, Inc. (the “Company”) as of December 31, 2009, and the related statement of operations, stockholders' deficit, and cash flows for the year then ended and for the period from December 22, 2006 (Inception) through December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the balance sheet as of December 31, 2008 or the statements of operations, stockholder’s deficit and cash flows for the period from December 22, 2006 (Inception) to December 31, 2008, which totals reflected a deficit of $37,546 accumulated during the development stage. Those financial statements and cumulative totals were audited by other auditors whose report dated March 23, 2009, expressed an unqualified opinion on those statements and cumulative totals, and included an explanatory paragraph regarding the Company’s ability to continue as a going concern. Our opinion, insofar as it relates to amounts included for that period is based on the report of other independent auditors, mentioned above.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Security Solutions Group, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended and for the period from December 22, 2006 (Inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company's losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LBB & Associates Ltd, LLP

LBB & Associates Ltd., LLP

Houston, Texas

March 29, 2010

- F1 -

To the Board of Directors and Shareholders

Corporate Equity Investments, Inc. Miami, Florida

Report of Independent Registered Public Accounting Firm

We have audited the balance sheet of Corporate Equity Investments, Inc. as of December 31, 2008 and the related statements of operations, stockholders' deficit and cash flows for the year ending December 31, 2008 and for the period from December 22, 2006 (Inception) to December 31, 2008. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audit.

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

The accompanying financial statements have been prepared assuming the Company will continue as a going concern. As discussed in Note 3 to the financial statements, the Company has incurred net losses since inception, which raises substantial doubt about its ability to continue as a going concern. The financial statements do not include any adjustment that might result from the outcome of this uncertainty.

/s/ Hawkins Accounting

Hawkins Accounting

March 23, 2009

Los Angeles, CA

- F2 -

SECURITY SOLUTIONS GROUP, INC.

(Formerly known as Corporate Equity Investments, Inc.)

(A Development Stage Company)

BALANCE SHEETS

	December 31,
	2009	2008
ASSETS

Current assets:
Cash	$ 3,000	$ 170

Total current assets	3,000	170

Total assets	$ 3,000	$ 170

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$ 34,712	$ 3,015
Due to related parties	37,725	28,522
Total current liabilities	72,437	31,537

Total liabilities	72,437	31,537

Stockholders’ deficit:
Preferred stock (no par value, 0 and 5,000,000 shares
authorized at December 31, 2009 and 2008, respectively.
none issued and outstanding)	-	-
Common stock $0.001 par value, 500,000,000 shares
authorized, 32,720,000 and 32,480,000 shares issued and
outstanding at December 31, 2009 and 2008, respectively	32,720	32,480
Additional paid in capital	15,736	(26,301)
Deficit accumulated during the development stage	(117,893)	(37,546)
Total stockholders’ deficit	(69,437)	(31,367)

Total liabilities and stockholders’ deficit	$ 3,000	$ 170

See accompanying notes to financial statements

- F3 -

SECURITY SOLUTIONS GROUP, INC.

(Formerly known as Corporate Equity Investments, Inc.)

(A Development Stage Company)

STATEMENTS OF OPERATIONS

			December 22, 2006
			(inception) to
	December 31, 2009		December 31
	2009	2008	2009

Operating expenses
Professional fees	$ 66,300	$ 22,330	$ 103,846
General and administrative expenses	14,047	-	14,047

Total operating expenses	80,347	22,330	117,893

Net loss	$ (80,347)	$ (22,330)	$ (117,893)

Weighted average number of shares
outstanding during the period - basic and diluted	32,591,123	32,410,488

Net loss per share - basic and diluted	$ (0.002)	$ (0.001)

See accompanying notes to financial statements

- F4 -

SECURITY SOLUTIONS GROUP, INC.
(Formerly known as Corporate Equity Investments, Inc.)
(A Development Stage Company)
STATEMENTS OF STOCKHOLDERS' DEFICIT

	Common Stock		Additional Paid- In	Accumulated
	Shares	Amount	Capital	Deficit	Total
Balance,
December 22, 2006	-	$ -	$ -	$ -	$ -
Common stock issued to founder for cash	16,000,000	16,000	(14,000)	-	2,000
Contributed capital-related party	-	-	70	-	70
Net loss	-	-	-	(70)	(70)
Balance,
December 31, 2006	16,000,000	16,000	(13,930)	(70)	2,000
Common stock issued for cash	16,000,000	16,000	(14,000)	-	2,000
Contributed capital-related party	-	-	610	-	610
Net loss	-	-	-	(15,146)	(15,146)
Balance,
December 31, 2007	32,000,000	32,000	(27,320)	(15,216)	(10,536)
Issuance of common stock for cash	480,000	480	1,019	-	1,499
Net loss	-	-	-	(22,330)	(22,330)
Balance,
December 31, 2008	32,480,000	32,480	(26,301)	(37,546)	(31,367)
Issuance of common stock for cash	240,000	240	2,760	-	3,000
Contributed capital-related party	-	-	39,277	-	39,277
Net loss	-	-	-	(80,347)	(80,347)
Balance,
December 31, 2009	32,720,000	$ 32,720	$ 15,736	$ (117,893)	$ (69,437)

See accompanying notes to financial statements

- F5 -

SECURITY SOLUTIONS GROUP, INC

(Formerly known as Corporate Equity Investments, Inc.)

(A Development Stage Company)

Statements of Cash Flows

			December 22,
			2006
			(inception)
	December 31,	December 31,	to December31,
	2009	2008	2009
Cash flows from operating activities
Net loss	$ (80,347)	$ (22,330)	$ (117,893)
Adjustments to reconcile net loss to net cash used in operating activities
Contributed capital-related party	-	-	680
Changes in operating assets and liabilities
Accounts payable and accrued expenses	37,952	3,016	40,967
Deposits on hand	-	250	-
Deposit on unissued stock	-	(250)	-

Net cash used in operating activities	(42,395)	(19,314)	(76,246)

Cash flows from financing activities
Proceeds from related parties	42,225	16,835	70,747
Proceeds from sale of common stock	3,000	1,499	4,499
Proceeds from sale of common stock-related parties	-	-	4,000

Net cash provided by financing activities	45,225	18,334	79,246

Net increase (decrease) in cash	2,830	(980)	3,000

Cash, beginning of period	170	1,150	-

Cash, end of period	$ 3,000	$ 170	$ 3,000

Supplemental disclosure of cash flow information:
Income taxes paid	$ -	$ -	$ -
Interest paid	$ -	$ -	$ -

Supplemental disclosure of non-cash financing activity:
Extinguishment of liabilities, net	$ (39,277)	$ -	$ (39,277)

See accompanying notes to financial statements

- F6 -

SECURITY SOLUTIONS GROUP, INC.

(Formerly known as Corporate Equity Investments, Inc.)

(A Development Stage Company)

Notes to Financial Statements

December 31, 2009

Note 1 - Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

Security Solutions Group, Inc. (“SSG”) (formerly Corporate Equity Investments, Inc. (“CEI”)) was incorporated in Florida on December 22, 2006. CEI was formed to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business.  On April 1, 2009, DMP Holdings, Inc., (“DMP”) a privately held Utah company, acquired from various shareholders 32,312,000 shares of common stock of CEI at varying prices, which resulted in a change of control.  DMP beneficially and directly owns 32,312,000 shares of common stock which represents 98.75% of the outstanding shares of the common stock of the company based on 32,720,000 shares outstanding as of December 31, 2009.

On July 30, 2009, the Board of Directors and a majority of the shareholders approved the filing of Articles of Conversion with the Nevada Secretary of State which effectively changed the domicile of CEI from Florida to Nevada and changed the name of the company from Corporate Equity Investments, Inc. to Security Solutions Group, Inc. In conjunction with the incorporation in the State of Nevada, SSG increased its number of authorized shares of common stock from 100,000,000 to 500,000,000.  On August 6, 2009, the Board of Directors of the Company approved an 8 to 1 forward common stock split to all shareholders of record on August 6, 2009.  All stock transactions noted herein have been adjusted to account for the forward stock split unless otherwise noted.

Unless the context indicates otherwise, references herein to “we,” “our,” “CEI” or the “Company” during periods prior to April 1, 2009 refer solely to CEI, while references to “we,” “our,” “SSG” or the "Company" after April 1, 2009 refer to SSG.

Development Stage

The Company’s financial statements are presented as those of a development stage enterprise.  Activities during the development stage primarily include related party equity-based financing and development of the business plan, hiring of a legal firm, minor operational set up (i.e. office), costs for United States Security and Exchange Commission, transfer agent and State regulatory filings, additional auditor costs for business reviews, as well as minimum compensation paid to the former president of $6,000. As of December 31, 2009 the Company had not yet commenced operations.

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

A significant estimate in 2009 and 2008 included a 100% valuation allowance for deferred taxes due to the Company’s continuing and expected future losses.

- F7 -

Cash and Cash Equivalents

The Company considers all highly liquid instruments purchased with an original maturity of three months or less and money market accounts to be cash equivalents.  At December 31, 2009, the Company has no cash equivalents.

Net Loss per Share

Basic loss per share is computed by dividing net loss by weighted average number of shares of common stock outstanding during each period.  Diluted income per share is computed by dividing net income by the weighted average number of shares of common stock, common stock equivalents and potentially dilutive securities outstanding during each period. At December 31, 2009 and 2008, the Company does not have any outstanding common stock equivalents; therefore, a separate computation of diluted loss per share is not presented.

Income Taxes

The Company accounts for income taxes utilizing the liability method.  Under such method, deferred income tax assets are recognized for the tax consequences of temporary differences between the tax and financial statement reporting bases of assets and liabilities.  A valuation allowance can be provided for a net deferred tax asset, due to uncertainty of realization.

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

The Company adopted changes issued by the FASB regarding accounting for business combinations. These changes apply to all assets acquired and liabilities assumed in a business combination that arise from certain contingencies and requires (i) an acquirer to recognize at fair value, at the acquisition date, an asset acquired or liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period otherwise the asset or liability should be recognized at the acquisition date if certain defined criteria are met; (ii) contingent consideration arrangements of an acquiree assumed by the acquirer in a business combination be recognized initially at fair value; (iii) subsequent measurements of assets and liabilities arising from contingencies be based on a systematic and rational method depending on their nature and contingent consideration arrangements be measured subsequently; and (iv) disclosures of the amounts and measurement basis of such assets and liabilities and the nature of the contingencies. These guidelines are effective for business combinations completed on or after the first annual reporting period beginning on

- F8 -

or after December 15, 2008.  The adoption of these guidelines had no material impact to the Company’s financial position, results of operations or cash flows.

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

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net operating loss of $80,347 for the year ended December 31, 2009; a deficit accumulated during the development stage of $117,893 and a stockholders’ deficit of $69,437 as of December 31, 2009, all of which raise substantial doubt about the Company’s ability to continue as a going concern.  In addition, the Company is in the development stage and has not yet generated any revenues.  The ability of the Company to continue as a going concern is dependent on Management’s plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Asset Purchase and Rescission Agreement

On November 12, 2009, the Company entered into an Asset Purchase, Sale and Transfer Agreement (the “Agreement”) with DMP.  Under the terms of the Agreement, DMP agreed to sell, transfer and assign, and the Company agreed to purchase and accept all of DMP’s rights, title and interest in and to certain assets, including brand protection, loss prevention and asset management technology, intellectual property, agreements, contracts, documents, equipment and inventory, specifically designed to provide a total solution in the area of brand protection and loss prevention products and services (the “Assets”).  In consideration for the Assets, the Company issued a promissory note in favor of DMP in the amount of $407,500.

- F9 -

On December 31, 2009, the Company entered into a Rescission Agreement (the “Rescission Agreement”) rescinding the Asset Purchase, Sale and Transfer Agreement it entered into with DMP Holdings, Inc. on November 12, 2009.  Under the terms of the Agreement, the Promissory Note previously entered into by the Company was cancelled by DMP, and all of the rights, title and interest in and the Assets was transferred back to DMP.  The Company’s results of operations do not reflect any activity based on its inability to meet all merger terms.

Note 5 – Due to Related Parties

Operations since the change in control on April 1, 2009 have been funded solely by a company also owned by DMP.  As of December 31, 2009, $37,725 was owed to this related party, for which interest is not being charged.

Note 6 – Extinguishment of Debt

Prior to the change in control on April 1, 2009, the Company had a $33,022 note payable to a related party, accounts payable of $6,425 and cash of $170.   In conjunction with the change in control of the Company, the note payable, along with the accounts payable less the cash, were eliminated with the proceeds received from DMP.  The resulting extinguishment of debt, totaling $39,277 was treated as contributed capital-related party in the accompanying financial statements as of December 31, 2009.

Note 7 - Income Taxes

The Company recognizes deferred tax assets and liabilities for both the expected impact of differences between the financial statements and the tax basis of assets and liabilities, and for the expected future tax benefit to be derived from tax losses and tax credit carryforwards. The Company establishes a valuation allowance to reflect the likelihood of realization of deferred tax assets.

The Company has a net operating loss carryforward for tax purposes totaling approximately $118,000 at December 31, 2009 expiring through the year 2029.  Due to our change in control on April 1, 2009, there is the potential that a portion of our net operating loss carryforward may not be recognizable.

The provision for refundable Federal income tax consists of the following as of December 31:

	2009	2008
Refundable Federal income tax calculated at statutory rate of 35%	$ 28,000	8,000
Less – Change in valuation allowance	(28,000)	(8,000)
Net refundable amount	$ -	$ -

The cumulative tax effect at the expected rate of 35% of significant items comprising our net deferred tax amount is as follows at December 31:

	2009	2008
Deferred tax asset attributable to
Net operating losses carried forward	$ 42,000	$ 13,700
Less: Valuation allowance	(42,000)	(13,700)
Net deferred tax asset	$ -	$ -

- F10 -

The Company established a full valuation allowance in accordance with the provision of ASC No. 760, “Deferred Tax Assets and Liabilities.” The Company continually reviews the adequacy of the valuation allowance and recognizes a benefit from income taxes only when reassessment indicates that it is more likely than not that the benefits will be realized.

No provision was made for federal income tax since the Company has net operating losses.

Note 8 – Stockholders’ Equity

Common Stock

•

Year ended December 31, 2006

On December 22, 2006, the Company issued 16,000,000 shares of common stock, par value $.001 per share, to its founding shareholders in exchange for $2,000 in cash.

•

Year ended December 31, 2007

On July 31, 2007, the Company issued 16,000,000 shares of common stock, par value $.001 per share, to an individual in exchange for $2,000 in cash.

•

Year ended December 31, 2008

On February 22, 2008, the Company issued 480,000 shares of common stock, par value $.001 per share, in exchange for $1,499 in cash.

•

Year ended December 31, 2009

On July 15, 2009, the Company issued 240,000 shares of common stock, par value $.001 per share, in exchange for $3,000 in cash.  Said shares were sold primarily to employees of a company related to DMP and their family members.

Contributed Capital – Related Party

•

Year ended December 31, 2006

A related party of the Company’s President paid $70 for certain general and administrative expenses on behalf of the Company

•

Year ended December 31, 2007

A related party of the Company’s President contributed professional services to the Company aggregating $400.  The value of services was based upon the fair value of the services provided.

A related party of the Company’s President paid $210 for certain general and administrative expenses on behalf of the Company.

Note 9 – Subsequent Events

Management evaluated all activity of the Company through the date the financial statements were issued and concluded that no subsequent events have occurred that would require recognition in the Financial Statements or disclosure in the Notes to the Financial Statements.

- F11 -

Signatures

In accordance with Section 13 or 15(d) of the Exchange Act, the company caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Security Solutions Group, Inc. (Registrant)

Date: April 5, 2010	By:	/s/ Phil Viggiani Phil Viggiani President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Phil Viggiani	President, Secretary, Treasurer and Director (Principal Accounting Officer and Authorized Officer)	April 5, 2010
/s/ Wayne Lipkus	Director	April 5, 2010

-