Form 10-Q
period 2010-03-31
SECURITY SOLUTIONS GROUP, INC.
filed 2010-05-05
CIK 1413181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☑	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☑
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☑ No ☐

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at May 4, 2010
Common Stock, $.001 par value per share	32,720,000 shares

 SECURITY SOLUTIONS GROUP, INC.

TABLE OF CONTENTS

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

Security Solutions Group, Inc.

 (A Development Stage Company)

March 31, 2010

INDEX TO FINANCIAL STATEMENTS

Contents	Page(s)

Balance Sheets as of March 31, 2010 (Unaudited) and December 31, 2009	5

Statements of Operations for the three months ended March 31, 2010 and 2009 and for the period from December 22, 2006 (Inception) to March 31, 2010 (Unaudited)	6

Statements of Cash Flows for the three months ended March 31, 2010 and 2009 and for the period from December 22, 2006 (Inception) to March 31, 2010 (Unaudited)	7

Notes to Financial Statements (Unaudited)	8

SECURITY SOLUTIONS GROUP, INC.
(A Development Stage Company)
BALANCE SHEETS

	March 31, 2010	December 31, 2009
	(Unaudited)
ASSETS

Current assets:
Cash	$3,000	$3,000

Total current assets	3,000	3,000

Total assets	$3,000	$3,000

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current liabilities:
Accounts payable and accrued expenses	$38,977	$34,712
Due to related parties	42,918	37,725
Total current liabilities	81,895	72,437

Total liabilities	81,895	72,437

Stockholders’ deficit:
Common stock $0.001 par value, 500,000,000 shares authorized, 32,720,000 shares issued and outstanding at March 31, 2010 and December 31, 2009	32,720	32,720
Additional paid in capital	15,736	15,736
Deficit accumulated during the development stage	(127,351)	(117,893)

Total stockholders’ deficit	(78,895)	(69,437)

Total liabilities and stockholders’ deficit	$3,000	$3,000

See accompanying notes to financial statements

SECURITY SOLUTIONS GROUP, INC.
(A Development Stage Company)
STATEMENTS OF OPERATIONS
(Unaudited)

			December 22, 2006 (inception) to March 31, 2010
	March 31,
	2010	2009

Operating expenses
Professional fees	$9,025	$7,910	$112,871
General and administrative expenses	433	-	14,480

Total operating expenses	9,458	7,910	127,351

Net loss	$(9,458)	$(7,910)	$(127,351)

Weighted average number of shares outstanding during the period - basic and diluted	32,591,123	32,202,664

Net loss per share - basic and diluted	$(0.00)	$(0.00)

See accompanying notes to financial statements

SECURITY SOLUTIONS GROUP, INC.
(A Development Stage Company)
STATEMENTS OF CASH FLOWS
(Unaudited)

	March 31,		December 22, 2006 (inception) to March 31, 2010
	2010	2009

Cash flows from operating activities
Net loss	$(9,458)	$(7,910)	$(127,351)
Adjustments to reconcile net loss to net cash used in operating activities
Contributed capital-related party	-	-	680
Changes in operating assets and liabilities
Accounts payable and accrued expenses	4,265	3,410	45,232

Net cash used in operating activities	(5,193)	(4,500)	(81,439)

Cash flows from financing activities
Proceeds from related parties	5,193	4,500	75,940
Proceeds from sale of common stock	-	-	4,499
Proceeds from sale of common stock-related parties	-	-	4,000

Net cash provided by financing activities	5,193	4,500	84,439

Net increase in cash	-	-	3,000

Cash, beginning of period	3,000	170	-

Cash, end of period	$3,000	$170	$3,000

Supplemental disclosure of cash flow information:
Income taxes paid	$-	$-	$-
Interest paid	$-	$-	$-

Supplemental disclosure of non-cash financing activity:
Extinguishment of liabilities, net	$-	$-	$(39,277)

See accompanying notes to financial statements

Security Solutions Group, Inc.

(A Development Stage Company)

Notes to Financial Statements

March 31, 2010

(Unaudited)

Note 1 – Basis of Presentation

The accompanying unaudited financial statements have been prepared in accordance with accounting principles generally accepted in the United States of America and the rules and regulations of the United States Securities and Exchange Commission for interim financial information. Accordingly, they do not include all the information and footnotes necessary for a comprehensive presentation of financial position, results of operations, stockholders’ deficit or cash flows. It is management's opinion, however, that all material adjustments (consisting of normal recurring adjustments) have been made which are necessary for a fair financial statement presentation.  The unaudited interim financial statements should be read in conjunction with the Company’s Annual Report on Form 10-K, which contains the audited financial statements and notes thereto, together with the Management’s Discussion and Analysis, for the year ended December 31, 2009.The interim results for the period ended March 31, 2010 are not necessarily indicative of the results for the full fiscal year.

Note 2 – Nature of Operations and Summary of Significant Accounting Policies

Nature of operations

Security Solutions Group, Inc. (“SSG”) was incorporated in Florida on December 22, 2006.  SSG was formed to serve as a vehicle to effect an asset acquisition, merger, or business combination with a domestic or foreign business

Reclassifications

Certain amounts in the year 2009 financial statements have been reclassified to conform to the year 2010 presentation. The results of these reclassifications did not materially affect the Company’s financial position, results of operations or cash flows.

Note 3 – Going Concern

The accompanying financial statements have been prepared assuming the Company will continue as a going concern.  As shown in the accompanying financial statements, the Company has incurred a net operating loss of $9,458 for the three months ended March 31, 2010; a deficit accumulated during the development stage of $127,351 and a stockholders’ deficit of $78,895 as of March 31, 2010.  In addition, the Company is in the development stage and has not yet generated any revenues.  The ability of the Company to continue as a going concern is dependent on management’s plans, which include potential asset acquisitions, mergers or business combinations with other entities, further implementation of its business plan and continuing to raise funds through debt or equity raises. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts of and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Note 4 – Related Party Transactions

On April 1, 2009, DMP Holdings, Inc., (“DMP”) a privately held Utah company, acquired from various shareholders 32,312,000 shares of common stock of SSG at varying prices, which resulted in a change of control.  DMP beneficially and directly owns 32,312,000 shares of common stock which represents 98.75% of the outstanding shares of the common stock of the Company based on 32,720,000 shares outstanding as of March 31, 2010.

Operations since the change in control on April 1, 2009 have been funded solely by a company also owned by DMP.  As of March 31, 2010, $42,918 was owed to this related party, for which interest is not being charged and is payable on demand.

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

In evaluating a forward-looking statement, you should understand that a forward looking statement involves known and unknown risks, uncertainties, contingencies, and other factors that may cause our actual results, levels of activity, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by such forward-looking statement. Known risks related to an investment in our Company, risks related to our business, and risks related to our securities are identified in our Annual Report on Form 10-K for the year ended December 31, 2009  and are incorporated herein by reference. You should also understand that we have no obligation and do not undertake to update or revise forward-looking statements made in this Report to reflect events or circumstances occurring after the date of this Report.

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

Description of Business

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

Liquidity and Capital Resources

As of March 31, 2010, the Company had $3,000 cash resulting from the sale of 240,000 shares of common stock during July 2009. The Company’s current liabilities as of March 31, 2010 totaled approximately $82,000, comprised of accounts payable and amounts payable to a related party.  This compares to the Company’s current liabilities as of December 31, 2009 of approximately $72,000 which comprised of accounts payable and related party payables.

The Company can provide no assurance that it can continue to satisfy its cash requirements for at least the next twelve months.

The following is a summary of the Company's cash flows provided by (used in) operating, investing, and financing activities:

			Period From December 22, 2006 (Inception) to March 31, 2010
	Three Months Ended March 31,
	2010	2009

Net cash used in operating activities	$ (5,193)	$ (4,500)	$ (81,439)
Net cash used in investing activities	-	-	-
Net cash provided by financing activities	5,193	4,500	84,439
Net effect on cash	$ -	$ -	$ 3,000

The Company has generated no revenues since inception. The Company is also dependent upon the receipt of capital investments or other financing to fund its ongoing operations and to execute its business plan of seeking a combination with a private operating company. Recurring expenses, which include accounting, auditing, legal, and administrative expenses, have averaged $3,300 per month since inception in December 22, 2006, and are expected to continue until such time as we execute our business plan to acquire or merge with a private operating company.  In addition, the Company is dependent upon its largest shareholders and new investors to provide continued funding and capital resources. If continued funding and capital resources are unavailable at reasonable terms, the Company may not be able to implement its plan of operations.

Results of Operations

The Company has not conducted any active operations since inception, except for its efforts to locate suitable acquisition candidates. No revenue has been generated by the Company from December 22, 2006 (Inception) to March 31, 2010. It is unlikely the Company will have any revenues unless it is able to effect an acquisition or merger with an operating company, of which there can be no assurance. It is management's assertion that these circumstances may hinder the Company's ability to continue as a going concern.  The Company’s plan of operation for the next twelve months shall be to continue its efforts to locate suitable acquisition candidates.

For the three months ending March 31, 2010 and 2009, the Company had a net loss from operations of approximately $9,000 and $8,000, respectively, consisting of legal, accounting, audit and other professional service fees incurred in relation to the filing of its Annual Reports on Form 10-K for fiscal year 2009 and 2008, as well as certain costs necessary to run a public company.

For the period from December 22, 2006 (Inception) to March 31, 2010, the Company had a net loss from operations of approximately $127,000, comprised mostly of legal, accounting, audit and other professional service fees incurred in relation to various annual and quarterly filings of the Company’s with the SEC in addition to those costs noted above.

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

Item 4. Controls and Procedures.

The Company’s disclosure controls and procedures are designed to ensure that information required to be disclosed in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the rules and forms of the SEC. Management, including our Chief Executive Officer/Principal Financial Officer, has reviewed the effectiveness of the Company’s disclosure controls and procedures and have concluded that the disclosure controls and procedures, as of March 31, 2010, are effective in timely alerting management to material information relating to the Company that is required to be included in its periodic filings with the Commission.

In connection with its evaluation during the quarterly period ended March 31, 2010, the Company has made no change in the Company’s internal controls over financial reporting that has materially affected or is reasonably likely to materially affect the Company’s internal controls over financial reporting. There also were no significant deficiencies or material weaknesses identified for which corrective action needed to be taken.

PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     Not applicable.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. [REMOVED AND RESERVED]

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

SECURITY SOLUTIONS GROUP, INC.

Date: May 4, 2010	By:	/s/ Phil Viggiani
Phil Viggiani
President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)