Form 10-K/A
period 2009-12-31
SECURITY SOLUTIONS GROUP, INC.
filed 2010-10-12
CIK 1413181

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

Documents incorporated by reference:  None

EXPLANATORY NOTE

Security Solutions Group, Inc, (formerly Corporate Equity Investments, Inc.) (the “Company”) is filing Amendment No.1 to its Annual Report on Form 10-K for the year ended December 31, 2009 (the "Form 10-K"), to respond to certain comments received by us from the Staff of the Securities and Exchange Commission in connection with its review of our Form 10-K.  The purpose of the amendment is to file amended reports of the Company’s independent auditors that include (1) the inclusion of a reference to the Company’s former auditor’s audit report in both the scope and opinion paragraphs of the audit report for the year ended December 31, 2009, and (2) the inclusion of the period from December 22, 2006 (Inception) to December 31, 2008 in the opinion paragraph of the former auditor’s audit report for the year ended December 31, 2008.

This amendment sets forth the complete text of Item 8 of the Form 10-K as amended.  The Company is including as exhibits currently dated certification of the Company’s Chief Executive Officer.  No other changes have been made to the Annual Report, as previously filed on April 5, 2010. This amendment does not reflect subsequent events occurring after the filing date of the original Annual Report or, unless otherwise noted herein, modify or update any disclosures made in the original Annual Report.

PART II

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

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the financial statements referred to above present fairly, in all material respects, the financial position of Security Solutions Group, Inc. as of December 31, 2009, and the results of its operations and its cash flows for the year then ended and for the period from December 22, 2006 (Inception) through December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 3 to the consolidated financial statements, the Company's losses from operations, and its need for additional financing in order to fund its projected loss in 2010 raise substantial doubt about its ability to continue as a going concern. The 2009 financial statements do not include any adjustments that might result from the outcome of this uncertainty.

/s/ LLB & Associates Ltd. LLP

LBB & Associates Ltd., LLP

Houston, Texas

March 29, 2010

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Corporate Equity Investments, Inc. as of December 31, 2008, the results of operations and its cash flows for the year ended December 31, 2008 and for the period from December 22, 2006 (Inception) to December 31, 2008, in conformity with generally accepted accounting principles in the United States of America.

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

Recently Issued Accounting Pronouncements

On September 30, 2009, the Company adopted changes issued by the Financial Accounting Standards Board (FASB) to the authoritative hierarchy of GAAP. These changes establish the FASB Accounting Standards Codification TM(Codification) as the source of authoritative accounting principles recognized by the FASB to be applied by nongovernmental entities in the preparation of financial statements in conformity with GAAP. Rules and interpretive releases of the Securities and Exchange Commission (SEC) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. The FASB will no longer issue new standards in the form of Statements, FASB Staff Positions, or Emerging Issues Task Force Abstracts; instead the FASB will issue Accounting Standards Updates. Accounting Standards Updates will not be authoritative in their own right as they will only serve to update the Codification. These changes and the Codification itself do not change GAAP. Other than the manner in which new accounting guidance is referenced, the adoption of these changes had no impact on the Financial Statements .

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

On December 31, 2009, the Company entered into a Rescission Agreement (the “Rescission Agreement”) rescinding the Asset Purchase, Sale and Transfer Agreement it entered into with DMP Holdings, Inc. on November 12, 2009.  Under the terms of the Agreement, the Promissory Note previously entered into by the Company was cancelled by DMP, and all of the rights, title and interest in and the Assets was transferred back to DMP.  The Company’s results of operations do not reflect any activity based on its inability to meet all merger terms .

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

Security Solutions Group, Inc. (Registrant)

Date: October 11, 2010	By:	/s/ Phil Viggiani Phil Viggiani President, Secretary and Treasurer (Principal Accounting Officer and Authorized Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date
/s/ Phil Viggiani	President, Secretary, Treasurer and Director (Principal Accounting Officer and Authorized Officer)	October 11, 2010
/ s/ Wayne Lipkus	Director	October 11, 2010

-